Form 10QSB
period 2007-06-30
Princeton Security Technologies, Inc.
filed 2007-08-13
CIK 1391614

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2007

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to ____________

Commission File Number 333-141482

Princeton Security Technologies, Inc.
(Name of Small Business Issuer in its charter)

Nevada	20-5506885
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

303C College Road, Princeton, New Jersey 08540
(Address of principal executive offices and Zip Code)

609-924-7310
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]   No [  ]    (2)   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,500,000 shares of Common Stock, $0.001 par value as of June 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS
Current
Cash	$258,105
Accounts receivable (net of allowance for doubtful accounts of $26,533 )	572,016
Inventory(net of reserves of $183,127)	634,114
Prepaid Expenses	84,533

Total Current Assets	1,548,768
Total Other
Property, plant & equipment (net of accumulated depreciation of $1,310,792)	79,314

Total Assets	$1,628,082

LIABILITIES
Current
Accounts payable and accrued liabilities	$713,041
Accrued other liabilities	20,409
Accrued payroll expenses	14,864
Accrued vacation expenses	73,713
Deferred service contract revenue	4,083
Deferred sales revenue	37,548
Accrued warranty expenses	20,315

Total Current Liabilities	883,973

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,500,000 shares issued and outstanding	11,500
Additional paid-in capital	1,281,112
Retained earnings (deficit)	(548,503)

Total Stockholders’ Equity	744,109

Total Liabilities and Stockholders’ Equity	$1,628,082

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Quarter Ended June 30th		For the Six Months ended June 30th
	2007	2006	2007	2006

Revenues
Sales (net of returns)	$648,104	$517,307	$1,503,159	$1,044,881
Costs of goods sold	470,318	335,738	1,047,080	641,421
Gross Profit	177,786	181,569	456,079	403,460

Expenses
Depreciation and amortization	5,365	3,024	10,980	6,156
Selling and marketing	93,160	8,566	181,418	71,558
General and administrative	197,215	177,095	393,451	313,108
Research and development	106,910	207,126	198,816	348,300
	402,650	395,811	784,665	739,122

(Loss) from operations	(224,864)	(214,242)	(328,586)	(335,662)

Other income/(expenses)	(6,265)	373	(7,270)	1,818

Provision for income taxes		(3,100)		(3,100)

Net loss	$(231,129)	$(216,969)	$(335,856)	$(336,944)

Foreign currency translation adjustment	-		-	19,432

Other comprehensive loss	$(231,129)	$(216,969)	$(335,856)	$(317,512)

Net loss per share of common stock	$(0.02)	$(0.03)	$(0.03)	$(0.04)

Weighted average number of common shares	11,500,000	8,000,000	11,500,000	8,000,000

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending June 30

	2007	2006

Cash flow from operating activities
Net income/(loss)	$(335,856)	$(336,944)
Depreciation and amortization	10,980	6,161
Change in non-cash working capital items:
Inventory	(84,732)	(12,287)
Accounts receivable	(59,076)	733,383
Prepaid expenses	(33,719)	59,918
Accrued expenses	5,100	(40,484)
Other current assets	-	15,126
Accounts payable	43,304	(99,421)
Accrued payroll	(27,179)	(99,928)
Deferred services contracts	4,083	(83,676)
Deferred sales	(3,373)	(112,511)
Accrued warranty expenses	-	(19,168)
Cash flow used in operating activities	(480,468)	10,169

Cash flow from investing activities
Purchase of property and equipment	-	(75,112)
Cash flow used in investing activities	-	(75,112)

Effect of rate change on cash	-	(25,094)

Decrease in cash position	(480,468)	(90,037)

Cash position at beginning of period	738,573	328,033

Cash position at end of period	$258,105	$237,996

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,877	$-
Income taxes	$-	$3,100

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Six months ending June 30, 2007 and 2006.

Note 1   Organization

Princeton Security Technologies, Inc. (the Company) was incorporated on September 8, 2006 in the State of Nevada. The Company is the holding company of Princeton Gamma-Tech Instruments, Inc. (PGTI). PGTI was incorporated on February 16, 2005 in the State of New Jersey. On February 19, 2005, PGTI purchased the assets of Princeton Gamma-Tech, Inc. This acquisition included the assets, liabilities, operations, clients and intellectual property of Princeton Gamma-Tech, Inc., including its wholly-owned subsidiary in the United Kingdom, Princeton Gamma-Tech (UK) Limited. On December 28, 2006, Princeton Gamma-Tech (UK) Limited was sold. The Company has elected a fiscal year end of December 31st.

Note 2   Business Activity

Princeton Gamma-Tech Instruments, Inc. is a leading supplier of X-ray and Gamma-ray Detectors and Spectroscopy systems, portable Radioisotope Identifiers, and portable Chemical Analyzers. The Company serves a broad customer base in scientific research, industrial materials analysis, and Homeland Security. The Company operates a full customer service and support program, backed by a modern manufacturing and service facility.

Note 3   Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The interim financial information is unaudited. Interim results are not necessarily indicative of results of operations for the full year. The condensed consolidated financial statements include the accounts of Princeton Security Technologies, Inc. and subsidiary after elimination of inter-company transactions and accounts.

Note 4   Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash increased by $20,109 by the end of the 2nd quarter ending June 30, 2007 to $258,105 compared to $237,996 the 2nd quarter ending June 30, 2006.  Our working capital as of June 30, 2007 increased $491,643 to $664,795, as compared to $173,152 as of June 30, 2006 mainly due to higher Accounts Receivables and inventory balances in 2007.

Note 5   Sales

Sales are up 25.3% in the 2nd quarter ending June 30, 2007 versus the 2nd quarter ending June 30, 2006 primarily due to an increase in nuclear sales ($42,000 relates to revenue realized on large long term projects). We are expecting the nuclear sales to remain strong for 3rd & 4th Quarter of 2007. Sales year-to-date are up 43.9% as of June 30, 2007 compared to June 30, 2006 due to the launch of the new SAM 940 as well as an increase in nuclear sales.

Note 6   Risks Relating to Our Business

We are currently losing money and may need additional capital to execute on our business plan. Currently our operations are losing money and we have had to rely on equity investments to fund shortfalls. As we begin to expand our operations and commence marketing campaigns for our recently developed products, our capital requirements are likely to expand. Even with the proceeds from this offering it is likely we will need additional capital to remain in business. Investors in this offering will likely suffer further dilution if we raise additional capital and if we are unable to raise additional capital, it is likely we would have to terminate our operations resulting in the loss of the investors’ investments.

Note 7   We have limited funds upon which to rely for adjusting to business variations and for growing new business.

Even on the completion of this offering, we are likely to look for new funding to assist in the expansion of our business. It is uncertain whether such funding will be available. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders, including investors in the SB-2 offering, may incur substantial and immediate dilution.

Note 8   Gross Margin

The Gross margin is lower for the quarter and for 2007 year-to-date vs. 2006 due to the change in product mix. The margin on nuclear and SAM sales is lower than the margin on X-ray sales.

Note 9   Fixed Costs

Selling expenses have increased in 2007 as we have hired an outside consultant to help promote new sales. There has also been an increase in travel to shows and customers. The 2006 selling expenses were reduced in the 2nd Quarter of 2006 by $42,000 due to a reversal of a prior period charge.

Administrative expenses have increased in 2007 as we incurred additional legal, audit, and general administrative fees for going public.

In 2006 we had high R&D expenses for the new product design and casing. This design work was fundamentally complete in 2006 so our 2007 R&D expenses are much lower.

Note 10   Gross Profit/Loss

Despite the increased expenses due to the public listing and increased sales & marketing, the overall loss improved by 9.9% from a loss by June 30,2007 of (22.3%) of net sales compared to a loss of (32.2%) of net sales as of June 30, 2006.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements.

Business of the Company

Corporate Information

Princeton Security Technologies, Inc. (“Princeton” or the “Company”) a Nevada corporation is the parent company of Princeton Gamma Tech Instruments, Inc. (“PGTI”) which develops and manufactures detection equipment used in the homeland security and industrial marketplaces. When used herein Princeton or the Company includes PGTI. PGTI is a Princeton, New Jersey based corporation founded in February 2005. PGTI acquired all the business assets for its Detector and Microanalysis systems from a subsidiary of a global stainless steel company, Outokumpu Oyj, in February 2005. Since then, PGTI has restructured its operation, sold its undesired Microanalysis business to a subsidiary of Bruker Biosciences Corp., and focused its efforts towards the detector business and its existing homeland security and industrial marketplaces.

Products

Our current product line includes x-ray and gamma-ray detectors with custom made electronics and software and portable stand alone radiation and chemical equipment. Our x-ray and gamma-ray detectors are being sold to research and industrial concerns for a variety of usages including quality control and laboratory equipment. Additionally, these products can be used as components in scientific research instrumentation. Our portable stand alone radiation and chemical equipment allows radioactive isotopes or chemicals to be identified by Law Enforcement, First Responders, Federal Authorities, Hospitals and Environmental Authorities.

For marketing purposes, we have divided our products into four categories. The first two categories involve instrumentation that detects and analyzes radioactive material from any source, including legitimate uses such as the nuclear power and weapons programs and medical diagnoses and treatment, as well as the detection of the illicit transportation of radioactive materials. The third category is concerned with the detection and analysis of X-rays for non-destructive testing and scientific research. The final category is instrumentation for the detection and identification of low levels of potentially toxic chemicals.

Category 1: Portable Gamma-ray detector and radioactive isotope identifier.
The current product is termed the SAM Defender. This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface. Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists. This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes. This product detects neutron and gamma radiation from over 80 isotopes.

Category 2: Laboratory Gamma-ray detectors and spectrometers:
PGTI is one of only four companies worldwide that manufactures High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment. A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research. This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring. Customers include Federal and State governmental authorities, research laboratories and large corporations.

Category 3: X-ray detectors and spectrometers.
The non-destructive testing of materials by X-ray analysis utilizes a range of detector products from small hand-held units to large systems installed on a Synchrotron and used for the fundamental research of materials. PGTI supplies both detector components as an OEM supplier and also complete X-ray spectrometer systems. Applications include quality control (e.g., for Silicon wafer fabrication), fundamental material research (e.g., on a synchrotron), and industrial control and monitoring, (e.g., engine wear analysis).

Category 4: Chemical Analyzers.
The two portable chemical analyzer products offered by PGTI utilize Gas Chromatography (GC) and Ion Mobility Spectrometry (IMS), respectively. The former is a highly sensitive instrument that can analyze a large range of gases at very low concentrations and is well suited to monitoring toxicity levels in industrial applications as well as for First Responders to emergencies involving toxic materials. The IMS unit is a small hand-held device designed for the rapid detection of a limited number of chemicals and offers the advantage of speed and simplicity but with less sensitivity and flexibility than the GC unit. Chemical Analyzers are being offered to the homeland security market, as well as for environmental and industrial purposes.

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2006.

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements. As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided with specific long lead time orders.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at June 30, 2007, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $5,985.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

For the quarter ended June 30, 2007 our sales increased $130,797 or 25.3% compared to the same quarter of 2006. Year to date as of June 30, 2007 our sales have increased $458,278 or 43.9% compared to June 30, 2006. Our nuclear sales have had the biggest sales volume of all product categories, and the balance of our sales are evenly split between X-ray sales, portable units and our service function. The largest growth in the quarter ended June 30, 2007, was in portable units, due to a new product introduction of the SAM Defender, which is being sold to the Homeland Security market. We have also seen an increase of demand in our Multi Element Array systems. We anticipate growth across our product line in 2007, as our existing and new products reach the growing market segments of homeland security and material research.

Results of Operations

Total sales increased from 2006 to 2007 as we started the sales of several new products. For the three and six months ended June 30, 2007, our sales were $648,104 and $1,503,159, respectively. With increased sales, our cost of goods sold also increased to $470,318 and $1,047,080 for the three and six months ended June 30, 2007, respectively. Overall, our cost of sales as a percentage of sales increased approximately 10% over the same period in 2006. This was the result of higher general manufacturing costs in our operations. We intend to continue to try and reduce cost of goods sold as we produce a larger volume of products and are able to obtain better pricing on the manufacturing components. This will take some time as we have to increase our sales volume in order to have better buying power.

Although sales increased, the increase was not sufficient to offset additional expenses as we expanded our operations. We were able, however, to control expenses somewhat so that overall expenses increased only slightly over 2006. Expense increased from $395,811 for the three and $739,122 for the six months ended June 30, 2006 compared to $402,650 and 784,665 for the three and six months ended June 30, 2007, respectively. Expenses increased as we expanded operations in an effort to staff anticipated product development and product launches. As some products moved from the research and development stage to production, we were able to offset expense increases with a reduction in our research and development expenses. For the three and six months ended June 30, 2007, research and development expense decreased by $100,216 and $149,484, respectively. We anticipate research and development expenses to continue at the present level or higher in the upcoming year. As a company that focuses on producing complex detection products and components, we will continue to have to advance the products to meet new customer and industry requirements which will require continued efforts in research and development.

We also anticipate general and administrative expenses to remain at present levels or higher in the future. General and administrative expenses increased from $177,095 for the quarter ended June 30, 2006 to $197,215 for the quarter ended June 30, 2007, as we moved into a larger facility and retained additional support staff to prepare for manufacturing and launch of our new products. We do expect some additional increases in general and administrative expenses as we now will be required to make quarterly and annual filings with the Securities and Exchange Commission.

Selling and marketing costs also increased from 2006 to 2007 as we began more direct selling efforts on our products. For the quarter ended June 30, 2007, our selling and marketing costs were $93,160 for the three months and $181,418 for the six months. This was an increase from the $8,566 and $71,558 for the three and six months ended June 30, 2006. We have started to rely more on outside sales agents to sell our products in an effort to manage these expenses but as sales increase we would expect selling and marketing cost to increase. We are hopeful relying on outside sales agents will allow us to not have to incur additional upfront and fixed costs to sell our products. By maintaining the existing sales staff at present levels and relying more on outside sales agents, we hope to maintain a lower fixed cost of selling and marketing and to tie the outside sale agents to a fixed percent of sales. We hope this sales structure will allow us to increase sales and at the same time be able to tie sales and marketing to more of a percentage of sales instead of a fixed cost structure as we now have.

Even with increased sales for the quarter ended June 30, 2007, we still had a net loss of $231,129 for the three months ended June 30, 2007 and $335,856 for the six months ended June 30, 2007, as our expense associated with the launch of the new product and to position Princeton for future sales and manufacturing increased expenses faster than sales. Since we are in the initial phases of product sales for some new products, we are hopeful sales will continue to increase and be able to cover the increased expenses we incurred in preparation of the launch of our products. As the products were in their early stage of production, we had a higher cost of goods sold resulting from a higher than normal manufacturing costs. We also continued to try and refine our manufacturing process on several products, particularly the Sam Defender and Gamma-Ray as we experimented with new components to try and reduce our cost of goods sold. This also resulted in a higher wastage and quality control issues than we would anticipate in the future. As we become more efficient in our manufacturing process, we are hoping to reduce quality control issues which should help reduce our cost of goods sold.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general. We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through December 31, 2006, we raised approximately $1.3 million from the sale of equity securities. As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities. Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments. At this time we do not know the extent of the overall financing will need in the future. Financing will depend on how well our products are received in the marketplace.

At June 30, 2007, we had working capital of $664,795. Our working capital was helped by capital infusion of approximately $765,000 in equity investments since September 2006. A component of our current liabilities as of June 30, 2007, was our accounts payable of $713,041. We feel we will be able to service ongoing payables with current revenue and existing capital. This will be dependent on our ability to continue to increase sales as our inventory has increased to $634,114 on June 30, 2007 from $415,077 on June 30, 2006.

Our cash position has been decreasing as we purchased inventory and used cash to cover ongoing expenses. At June 30, 2007, our cash balance was $258,105 with cash used by operations during the quarter being $480,468. We are hopeful we will complete the sale of additional securities during the current period to help our cash position.

We anticipate losses to continue for the year but to be reduced as our sales begin to expand. However, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated. We are hopeful proceeds of the SB-2 offering will support the 2007 anticipated expansion.

In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below existing market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

ITEM 3. CONTROLS AND PROCEDURES

a)     Evaluation of Disclosure controls and procedures.

The Company’s principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10-QSB being filed. Based on this review, the principal executive officers and accounting officers believe Princeton’s disclosure controls and procedures are adequate.

b)     Changes in Internal Controls.

There were no significant changes in Princeton’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
    None.

ITEM 2. CHANGES IN SECURITIES
    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to Section 906	This Filing

32.02	32	CFO Certification pursuant to Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission, SEC file no. 333-141482.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Security Technologies, Inc.
[Registrant]

Dated: August 10, 2007	By: /s/ Juhani Taskinen
Juhani Taskinen, President
(Principal Executive Officer)

By: /s/ Susa Miller
Susa Miller, Chief Accounting Officer