Form 10QSB
period 2007-09-30
Princeton Security Technologies, Inc.
filed 2007-11-13
CIK 1391614

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission File Number           333-141482

Princeton Security Technologies, Inc.

(Name of Small Business Issuer in its charter)

                Nevada20-5506885

                (State or other jurisdiction of(I.R.S. Employer I.D. No.)

                incorporation or organization)

303C College Road, Princeton, New Jersey 08540

(Address of principal executive offices and Zip Code)

609-924-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X	No	(2) Yes X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,781,375 shares of Common Stock, $0.001 par value as of October 31, 2007

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

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED BALANCE SHEET

September 30, 2007
ASSETS
Current Assets
Cash	$ 93,316
Accounts receivable (net of allowance for doubtful accounts of $26,563 )	523,912
Inventory (net of reserves of $183,127)	728,610
Prepaid Expenses	82,577

Total Current Assets	1,428,415

Property, plant & equipment (net of accumulated depreciation of $1,321,310)	82,399

Total Assets	$ 1,510,814

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 705,632
Accrued other liabilities	15,788
Accrued payroll expenses	14,834
Accrued vacation expenses	55,001
Deferred service contract revenue	2,333
Deferred sales revenue	116,385
Accrued warranty expenses	20,315

Total Current Liabilities	930,288

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,500,000 shares issued and outstanding	11,500
Additional paid-in capital	1,294,690
Retained earnings (deficit)	(725,664)

Total Stockholders’ Equity	580,526

Total Liabilities and Stockholders’ Equity	$ 1,510,814

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For theThree Months Ended Sept 30th		For the Nine Months ended Sept 30th
	2007	2006	2007	2006
Revenues
Sales (net of returns)	$ 535,344	$ 734,410	$ 2,038,503	$ 1,779,291
Costs of goods sold	289,677	385,184	1,322,928	1,026,605
Gross Profit	245,667	349,226	715,575	752,686

Expenses
Depreciation and amortization	5,155	3,026	16,133	9,182
Selling and marketing	81,347	76,982	268,844	148,540
General and administrative	221,500	136,395	621,184	449,503
Research and development	114,528	127,189	314,863	475,489
	422,530	343,592	1,221,024	1,082,714

(Loss) from operations	(176,863)	5,634	(505,449)	(330,028)

Other income/(expenses)	(299)	(6,611)	(7,569)	(4,793)

Provision for income taxes	-	(1,192)	-	(4,292)

Net loss	$ (177,162)	$ (2,169)	$ (513,018)	$ (339,113)

Foreign currency translation adjustment	-	-	-	19,432

Other comprehensive loss	$ (177,162)	$ (2,169)	$ (513,018)	$ (319,681)

Net loss per share of common stock	$ (0.02)	$ (0.00)	$ (0.04)	$ (0.04)

Weighted average number of common shares	11,500,000	8,678,261	11,500,000	8,228,571

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending September 30th

	2007	2006
Cash flow from operating activities
Net income/(loss)	$ (513,018)	$ (339,113)
Depreciation and amortization	16,133	9,188
Provision for allowance on accounts receivable	30	(40,652)
Stock options issued for services	13,578	-
Change in non-cash working capital items:
Accounts receivable	(11,002)	699,898
Inventory	(179,228)	(53,287)
Prepaid expenses	(31,763)	24,954
Accounts payable	35,897	(232,556)
Accrued expenses	(18,530)	(67,300)
Accrued payroll	(27,209)	(124,855)
Accrued vacation	298	-
Deferred services contracts	2,333	(104,231)
Deferred sales	75,464	(29,755)
Cash flow used in operating activities	(637,017)	(257,709)

Cash flow from investing activities
Purchase of property and equipment	(8,240)	(79,936)
Cash flow used in investing activities	(8,240)	(79,936)

Cash flow from financing activities
Proceeds from sale of stock	-	503,748
Cash flow provided by financing activities	-	503,748

(Increase) decrease in cash position	(645,257)	166,103

Cash position at beginning of period	738,573	328,033

Cash position at end of period	$ 93,316	$ 494,136

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 7,569	$ -
Income taxes	$ -	$ 3,100

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ending September 30, 2007 and 2006

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

Note 3 Use of Estimates in the preparation of the financial statements

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The interim financial information is unaudited. Interim results are not necessarily indicative of results of operations for the full year.The condensed consolidated financial statements include the accounts of Princeton Security Technologies, Inc. and subsidiary after elimination of inter-company transactions and accounts.

Note 4 Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock. Total cash decreased by $400,819 by the end of the nine months ending September 30, 2007 to $93,316 compared to $494,135 for the nine months ending September 30, 2006.

Note 5 Sales

Sales were down 27% in the three months ending September 30, 2007 versus the three months ending September 30, 2006 primarily due to an decrease in portable radioactive identifier sales . However, sales in the nine months ending September 30, 2007 were up 14.5% compared to sales in the nine months ending September 30, 2006.

Note 6 RISKS RELATED TO OUR BUSINESS

We are currently losing money and may need additional capital to execute on our business plan.

Currently our operations are losing money and we have had to rely on equity investments to fund shortfalls. As we begin to expand our operations and commence marketing campaigns for our recently developed products, our capital requirements are likely to expand. Even with the proceeds from our recent public stock offering it is likely we will need additional capital to remain in business. Investors in that offering will likely suffer further dilution if we raise additional capital and if we are unable to raise additional capital, it is likely we would have to terminate our operations resulting in the loss of the investors’ investments.

Note 7 We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We are likely to look for new funding to assist in the expansion of our business. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital. There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders, may incur substantial dilution.

Note 8 Gross Margin

The Gross margin is lower for the three months and nine months ending September 30, 2007 compared to the three months and nine months ending September 30, 2006 due to the change in product mix. The margin on nuclear and SAM sales is lower than the margin on X-ray sales.

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

Note 10 Gross Profit/Loss

Despite the increased expenses due to the public listing and increased sales & marketing, the overall loss improved by 9.9% from a loss by June 30, 2007 of (22.3%) of net sales compared to a loss of (32.2%) of net sales as of June 30, 2006 (This needs to be updated to September 30, 2007 and 2006 numbers instead of June 30 numbers).

Note 11 Stock Options

During the three months ended September 30, 2007, the Company implemented a stock option plan, which consisted of a total of 350,000 stock options to employees, 60,000 stock options to consultants and 90,000 stock options to Board of Directors Therefore, there was a total of 500,000 stock options granted during the three months ended September 30, 2007. The Company booked stock option expenses of $13,578 bringing the total Stock Options expenses to $41,442 as of September 30, 2007. These options were valued using the Black-Scholes method.

Note 12 Completion of Sales of Equity Securities

In October 2007, the Company completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-141482. The Company raised a total of $110,641 (net of issuing costs of $1,909) through the sale of 281,375 shares of its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.(

Business of the Company

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes since the year ended December 31, 2006.

The Company’s accounting policies are more fully described in Note 1 of the 2006 audited consolidated financial statements. As discussed in Note 1 of those financial statements, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at September 30, 2007, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $5,239.

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

Our Business Growth

For the three months ended September 30, 2007 our sales decreased $199,066 or 27% compared to the same quarter of 2006 due to lower sales in X-ray related product sales and service. Year to date as of September 30, 2007 our sales have increased $259,212 or 15%. Our nuclear sales have had the biggest sales volume of all product categories followed by our X-ray sales and portable units. Nuclear sales increased 50.9% compared to the same quarter in 2006. The growth was because the company received and /or delivered several new nuclear orders during the three months ended September 30, 2007. We anticipate growth across our product line in 2007, as our existing and new products reach the different segments of homeland security and material research market.

Results of Operations

Although our sales decreased on a year to year comparable for the three months ended September 30, 2006 and 2007, , this decrease was mainly because no new major X-ray systems sales during this three month period.  Total sales on a year-to-date basis from 2006 to 2007 have increased as we started the sales of several new products. For the three and nine months ended September 30, 2007, our sales were $535,344 and $2,038,503 respectively. With decreased sales for three months ended September 30,2007, our cost of goods sold decreased to $289,677. Our cost of sales increased to $ 1,322,928 for the nine months ended September 30, 2007. Overall, our cost of sales as a percentage of sales for the nine months increased approximately 7% over the same period in 2006. This was the result of higher general manufacturing costs in our operations due to lower yield in detector manufacturing. We intend to continue to improve our detector yield in the manufacturing process with several new initiatives, which should reduce cost of goods sold. Also we are constantly working on reducing the cost on the manufacturing components.

Our overall expenses increased over 2006, mainly due to some extra cost related to on-going public filings. Expenses increased from $343,592 for the three months and $1,082,714 for the nine months ended September 30, 2006 compared to $422,530 and $1,221,024 for the three months and nine months ended September 30, 2007, respectively.         Expenses increased as we expanded operations in an effort to staff anticipated product development and product launches as well as manufacturing them. Because of more focused R&D efforts, we were able to reduce our external R&D usage which decreased somewhat our research and development expenses. For the three and nine months ended September 30, 2007, research and development expenses decreased by $12,661 and $160,626, respectively. We anticipate research and development expenses to continue at the present level or higher in the upcoming year. As a company that focuses on producing complex detection products and components, we will continue to have to advance the products to meet new customer and industry requirements which will require continued efforts in research and development.

We also anticipate general and administrative expenses to remain at present levels or higher in the future. General and administrative expenses increased from $136,395 for the three months ended September 30, 2006 to $221,500 for the three months ended September 30, 2007. This increase is due to some additional increases in general and administrative expenses as we now will be required to make quarterly and annual filings with the Securities and Exchange Commission.

Selling and marketing costs also increased somewhat from 2006 to 2007 as we began more direct selling efforts on our products. For the three months ended September 30, 2007, our selling and marketing costs were $81,347 and $268,844 for the nine months ended September 30, 2007. This was an increase of $4,365 and $120,304 for the three and nine months ended September 30, 2006. We continue to rely more on outside sales agents or distributors to sell our products in an effort to manage these expenses but as sales increase we would expect selling and marketing cost to increase. We are hopeful that relying on outside sales agents will allow us to not have to incur additional upfront and fixed costs to sell our products. By maintaining the existing sales staff at present levels and relying more on outside sales agents, we hope to maintain a lower fixed cost of selling and marketing and to tie the outside sales agents to a fixed percent of sales. We hope this sales structure will allow us to increase sales and at the same time be able to tie sales and marketing to more of a percentage of sales instead of a fixed cost structure as we now have.

For the three months and nine months ended September 30, 2007, we had a net loss of $177,162 and $513,018, respectively, as our expenses associated with the launch of the new product and to position Princeton for future sales and manufacturing increased expenses faster than sales.            Since we are in the initial phases of product sales for some new products, we are hopeful sales will continue to increase and be able to cover the increased expenses we incurred in preparation of the launch of our products. As the products were still in their early stage of production, we had a higher cost of goods sold resulting from higher than normal manufacturing costs. We also continued to try and improve to eliminate problems in our manufacturing process on some products, especially in Gamma-Ray products, in order to reduce the cost of goods sold in the longer term range. These quality and new product issues had an increased cost impact in the three months ended September 30, 2007.Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general. We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through December 31, 2006, we raised approximately $1.3 million from the sale of equity securities. As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities. Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments. At this time we do not know the extent of the overall financing we will need in the future. Financing will depend on how well our products are received in the marketplace.

At September 30, 2007, we had working capital of $498,127. Our working capital was helped by capital infusion of approximately $765,000 in equity investments since September 2006. A component of our current liabilities as of September 30, 2007, was our accounts payable of $705,632. We feel we will be able to service ongoing payables with current revenue and existing capital. This will be dependent on our ability to continue to increase sales as our inventory has increased to $728,610 on September 30, 2007 from $549,382 on December 31, 2006.

Our cash position has been decreasing as we purchased inventory and used cash to cover ongoing expenses. At September 30, 2007, our cash balance was $93,316 with cash used by operations during the nine months being $637,017.

We anticipate losses to continue for the year but to be reduced as our sales begin to expand. However, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated.

In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below existing market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, Princeton completed the sale of shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission, file no. 333-141482. Princeton raised a total of $112,550 through the sale of 281,375 shares of common stock to approximately 50 shareholders at an offering price of $0.40 per share. The offering was subsequently closed on October 19, 2007. The offering was for the sale of a minimum of 250,000 shares and a maximum of 750,000 shares. A total of $1,909 in direct expenses, exclusive of legal and accounting fees, of the offering were incurred resulting in net offering proceeds of $110,641. No commissions or other fees were paid to the officers and directors for the sale of the shares. Since the offering was closed, we have used approximately $21,588 of the proceeds for the purchase of inventory and payment of expenses and liabilities.                This number is an estimate based on use of cash by Princeton.

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

* Incorporated by reference from the Company’s registration statement on Form SB-2 filed with the Commission, SEC file no. 333-141482.

(b)	Reports on Form 8-K.

We filed two 8-Ks during the quarter ended September 30, 2007. We filed one 8-K on August 16, 2007, covering the departure of our accounting officer and one on September 19, 2007, on the departure of the president of our subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Princeton Security Technologies, Inc.

[Registrant]

Dated: November 12, 2007	By: /s/ Juhani Taskinen

Juhani Taskinen, President, Principal Executive Officer

Dated: November 12, 2007	By: /s/ Trupti Mehta

Trupti Mehta, Chief Accounting Officer