Form 10KSB
period 2007-12-31
Princeton Security Technologies, Inc.
filed 2008-04-11
CIK 1391614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 333-141482

Princeton Security Technologies, Inc.

(Exact name of registrant as specified in charter)

Nevada 20-5506885

State or other jurisdiction of (I.R.S. Employer I.D. No.

incorporation or organization

303C College Road, Princeton, New Jersey 08540

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 609-924-7310

Securities registered pursuant to section 12(b) of the Act:

Title of each class Name of each exchange on which registered

None	N/A

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

State issuer's revenues for its most recent fiscal year: $2,542,825

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: The bid on March 18, 2008, was $1.01 giving the shares held by non-affiliates a market value of $870,000. There are approximately 860,000 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of April 2, 2008, the Registrant had 11,781,375 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements.

Overview

Princeton was founded in February 2005 to acquire the detector and microanalysis business of Outokumpu Oyj. In February 2005, Princeton completed the acquisition of the detector and microanalysis business from a subsidiary of Outokumpu Oyj. As part of the acquisition of the business, Princeton retained the management and scientific staff of the Outokumpu Oyj detector business unit to continue to operate the detection and microanalysis business. Additionally, Princeton assumed the lease on the premises occupied by Outokumpu Oyj. The facilities were located in Rocky Hill, New Jersey and served as the company’s offices, manufacturing and research facilities. In March 2006, Princeton moved its offices to 303C College Road East, Princeton, New Jersey where its management, manufacturing and research and development are currently located.

As part of the goal in acquiring the detector business, following the acquisition, Princeton divested the Microanalysis business to a subsidiary of Bruker Biosciences Corp. so that management could focus on, what it believed to be, the more profitable detector business.

In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc. Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly owned subsidiary of the Nevada corporation. The creation of a Nevada parent corporation was accomplished as part of Princeton’s ongoing efforts to start seeking equity investments from outside investors. Princeton offices and facilities will continue to be located in Princeton, New Jersey. Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detectors and Spectroscopy systems, portable Radioisotope Identifiers, and portable Chemical Analyzers. Our products detect radioactive and other materials in various environmental settings.

Products

Through the purchase of the detector business, Princeton acquired X-ray and Gamma-ray Detectors and Spectroscopy systems, and portable Radioisotope Identifiers. More importantly, we also acquired the management and scientific teams responsible for the development of this technology. Currently we produce both individual detection units as well as component parts for larger units manufactured and sold by other companies. A chemical analyzer product has also been added to our product line through a strategic alliance.

The uses for our products encompass a variety of industrial, commercial and security concerns ranging from the homeland security need to detect concealed radioactive material, to silicon wafer fabrication companies that use our products and components to analyze silicon wafers for defects.

The nature of our technology allows our products to encompass a variety of uses. Our products typically have three basic technologies that can be combined to create a detection unit or system. Each of our products contains a sensor, electronic circuitry to process the signal from the sensor and firmware or software to analyze and interpret the processed signal. Princeton has design, development and manufacturing capability in all three technology areas. By focusing on these three core competencies used in detectors and components, we are able to design products for multiple industries and users.

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation sensor, which is a key component in Gamma-ray detection systems. We do also have an internal capability to process x-ray detectors,as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors. These sensors are used to detect radioactive isotopes.

Currently, our product line includes the following component and detectors:

-

SAM Defender: a portable radioactive isotope identifier that combines a Scintillation radiation detector, a digital signal processor, and a firmware controlled color display and user interface for the real-time detection and identification of radioisotopes. The SAM Defender was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment. This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes.

-

Gamma-ray detectors, systems and spectrometers: These products are generally being used in several research and industrial analysis purposes by governmental authorities, research laboratories and large corporations to analyze radioactive isotopes.

- X-ray detectors, systems and spectrometers: These products address the research and industrial analysis need in the Microanalysis or XRF market. The Microanalysis Market is the branch of industry and scientific research that requires the non-destructive analysis of materials on a sub-millimeter dimensional scale. A common technique for materials analysis on this scale is to bombard the sample in a narrow beam of charged particles, (such as electrons or protons) or focused X-rays. Under these conditions the sample emits characteristic X-rays that can be detected and analyzed to reveal the sample’s elemental composition. Instruments that address the Microanalysis Market are generally lab based. The XRF Market is similar to the Microanalysis Market in requiring non-destructive materials analysis, but utilizes equipment that emits a broad beam of X-rays to excite characteristic (secondary) X-rays from relatively large samples. This market includes both lab based and portable (hand-held) equipment. Quality control of materials and products is a typical application for both Microanalysis and XRF. The typical application is analyzing various metals for quality or research purposes.

-

Chemical Analyzers. Chemical Analyzers are being offered to a large homeland security market, as well as for environmental and industrial purposes. They will address a quick, chemical identification need in a portable non-laboratory equipment form to identify unknown gases and liquids.

Markets

The market for our products is broad and encompasses both industrial, commercial and security concerns. Although our products are sold world-wide, current emphasis by the United States government on homeland security measures leads us to believe the US market will be strong for many of our detectors.

Our hand held detectors have the ability to check for various chemicals or radiation in packages or small environmental areas. This will allow them to be used for multiple purposes including use by homeland security companies in checking for items such as dirty bombs.

Homeland Security market generally includes: law enforcement authorities, first responders, HAZMAT teams, governmental agencies and companies that work with such agencies. This is a growing marketplace particularly in the realm of radiation and chemical detection. Both SAM defender and Chemical Analyzers are targeting this segment, which is sizeable enough to support several players.

Additionally, we produce components that are used by other companies in larger detection units in multiple discipline areas. Both Gamma-ray and X-ray detectors and systems are considered to be a part of analytical instruments market segments. Our products and systems address needs for a smaller market segment within the analytical instruments marketplace aimed at industrial and research usage.

Competition

The environment for our products and services is intensely competitive. Although the complexity of the products we produce limits the number of companies we compete with, the companies with competing technology are generally larger and often subsidiaries or divisions of very large multinational companies. Our competitors’ size and association with large multinational companies creates advantages over us in the ability to access potential customers. Many potential customers already purchase products either directly from our competitors or from another subsidiary of these large multinational companies creating natural inroads to sales that we do not possess.

Given our relative size versus our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitor’s larger detection units. We believe, however, that our technology and experience in the detection industry allows us to be competitive in our markets. However, until we have more funding, we will be limited in our ability to expand our market penetration and to be able to introduce new products.

We believe our main competitors are Thermo Electron Corporation, a publicly held large US instrumentation company, Target Instruments, an ICX Technologies company, with a large selection of nuclear detection products and technology; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in bigger nuclear projects and detector technology to the Homeland Security market and Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market.

In addition to the above competitors, there are several other companies that offer competing products in each of our market segments. Given the complexity of our products, we do not foresee substantial new competitors entering the broad market but instead see the current competitors becoming more aggressive as the markets continue to expand.

Future Growth Plans and Markets

By purchasing complex technology developed over the last thirty years, we believe we have the capability to enter into a growing marketplace. We are hopeful we can provide improved focus to products and related technology that was not receiving the attention or funding it required while operating as a subsidiary of a large multinational company whose primary focus was moving in another direction. We have spent the last two years improving upon the technology acquired and refocusing our products on the growing need for sophisticated and dedicated detection units and components. We are hopeful this focus will allow us to be at the forefront of increased spending on detection devices for the commercial and homeland security markets. Two markets we see as new uses for our products are in the homeland security marketplace where testing for potential dangerous chemicals and radiation is becoming an important issue and in the “quality control” area where testing equipment has become a crucial part of the manufacturing process.

Although security issues have been around before, there is new focus on the need to be able to detect various chemicals or radiation in differing environmental settings. This marketplace is expanding throughout the world. This need is being created not only from the fear of terrorism but also from the expansion of the use of various chemicals and radiation in the manufacturing environments and the need to assure chemicals and radiation are not being released inadvertently into the environment. We have created several detectors and related components aimed directly at this need and will continue to work on the development of even more sophisticated devices for this expanding market.

As manufacturers continue to create more complex products relying heavily on automation, we believe that they will continue to require products such as detectors and testing equipment capable of evaluating the quality of the products produced. We have seen this in the silicon wafer fabrication process where we currently provide component parts to help detect any defects in the chips. We believe these “quality control” products will continue to see increasing demand and the use of our products will expand.

Princeton’s plan of operation going forward consists of a two tier approach including a marketing strategy and a sales strategy.

Our marketing strategy includes a number of defined processes, and will leverage existing marketing plans from PGTI and affiliate companies. Campaigns run on a regular basis will include a tradeshow schedule, direct mail, email and fax, telemarketing and direct sales calls, user groups and radiation detection workshops. Furthermore, our marketing efforts will also introduce a one-to-one customer driven outline to address the network and support needs of each customer.

We intend to prioritize customer service and make it a key component of our marketing programs. We believe that providing our customers with what they want, when and how they want it, has been fundamental in the development of our reputations in the industry.

Because we want to develop close working relationships with our customers, we want to establish accounts in as personable a way as possible. It is for this reason that we will overwhelmingly emphasize in-person sales visits.

We will closely integrate all of our marketing and sales efforts to project a consistent image of our company and a consistent positioning of our products and services. Furthermore, to support our marketing initiatives and effect legislative actions, we plan to participate in several Washington DC based DHS (Department of Homeland Security) conventions, and employ a lobbyist in Washington, DC with contacts in the security business.

Our sales strategy includes focusing initial efforts on the top level decision maker or influencer at each targeted government agency. PGTI will also work with DHS to determine which government agencies are appropriate for immediate deployment of advanced technology.

We plan to use the following business development strategies:

1) Use internal contacts in government agencies to identify key people in network solution discussions. Once this person is identified, they will then be qualified to determine if there is sales potential in their working group.

2) Once the proper Points of Contact have been qualified, an account executive will present the technology and overcome sales objections. During this time the sales person will confirm the details of the opportunity, if any. Onsite demonstrations will be critical in customer acceptance.

3) Onsite demonstrations will include an account executive and possibly a sales engineer. We currently sell to several state and federal agencies including the Environmental Protection Agency, Department of Energy, US Geological Survey, Niagra County Health Dept., New Bedford Housing Authority, and the City of Englewood NJ.

Manufacturing, Supplies, and Quality Control

PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics. PGTI possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion. PGTI holds NRC radioactive material licenses for all typical radioactive sources used for the test and calibration of gamma-ray detectors, and carries an inventory of over 60 sources for this purpose. Electronics assembly is mostly outsourced but with small-scale in-house capability including surface mount assembly. Our radiation detector manufacturing equipment is suitable and adequate for the current manufacturing plans. Other manufacturing requirements resulting from business expansion, such as electronic modules, will be outsourced.

We gained ISO 9001:2000 Quality Control certifications in 2004, and are currently seeking re-certification following relocation in the new premises.

Patents, Trademarks, and Copyrights

PGTI owns the following patents and trademarks on file with the United States Patent & Trademark Office:

US Patent #	Expiration Date	Title
5,349,193	May 20, 2013	Highly sensitive nuclear spectrometer apparatus and method.
5,393,982	May 20, 2013	Highly sensitive nuclear spectrometer apparatus and method.
5,608,222	April 7, 2015	Analog to digital conversion technique for spectroscopy.

US Trade Mark #	Expiration Date	Mark
2,768,545	January 7, 2010	EXCALIBUR

Research and Development

PGTI’s engineering and technical staff have over 200 years combined experience in gamma-ray and X-ray spectroscopy including detector development, signal processing and firmware/software development. Engineering modeling tools include detector simulation software, graphic display simulators, Computer Aided Design packages for electronics and mechanical assembly, and a suite of firmware development tools.

In addition to PGTI’s own R&D staff, it regularly uses subcontracting in software, hardware and design tasks related to new and existing product development projects.

Regulation and Environmental Compliance

Due to the nature of PGTI’s business, we are required to comply with the following agencies in order to conduct operations:

▪	Nuclear Regulatory Commission licenses for the possession and distribution of radioactive sources used for testing and calibrating equipment.
▪	OSHA (Occupational and Safety Health Administration) regulations relating to the handling and use of hazardous chemicals.
▪	EPA (Environmental Protection Agency) regulations relating to the storage, use and disposal of hazardous substances.
▪	Department of Commerce Export Administration regulations relating to the sale of equipment overseas.
▪	Various State and Federal Labor laws.

As of March 24, 2008, we are currently in compliance with all state and federal agencies.

Employees

As of March 24, 2008, we had 16 full time employees. We have no part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTIES

PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics. PGTI possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion. We lease this facility at a rate of $24,896 per month and our lease has a term extending through March 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our “affiliate” or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of our Company's stockholders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced to trade on the “OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the first quarter of 2008 under the symbol “PSGY.” Since the shares have only been reported since the first quarter of 2008, bid and ask prices are not available for the prior two years or last quarter. The bid and ask price since the trading began has ranged from $0.51 to $1.25. Prices are inter-dealer quotations as reported and do not necessarily reflect transactions, retail markups, mark downs or commissions. As of March 31, 2008, the bid and ask price for our stock was $0.55 and $1.25.

Holders.

The number of record holders of our common stock as of March 21, 2008, was approximately 65.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our product. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$1.078	14,865,496
Total	1,600,000	$1.078	14,865,496

Recent Sales of Unregistered Securities.

In September 2006, Princeton was incorporated for the purpose of acting as the parent corporation of Princeton Gamma Tech Instruments, Inc. As part of this reincorporation, the shareholders of Princeton Gamma Tech Instruments, Inc. received shares of Princeton for their shares in Princeton Gamma Tech Instruments, Inc. Additionally, in 2006, Princeton raised approximately $765,000 through the sale of shares of its common stock to five accredited investors. We incorporated in Nevada with a parent subsidiary relationship in an effort to provide more corporate flexibility for future operations. By having a parent subsidiary relationship, we feel we can provide flexibility in creating additional subsidiaries to house new products, offshore sales initiatives and potential new acquisitions if they should become available.

Use of Proceeds of Registered Securities.

Proceeds from the sale of registered securities received during the year ended December 31, 2007, totaled $112,550. These funds were primarily used for operating capital.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

General.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2007.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at December 31, 2007, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $3,134.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109). Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

We anticipate growth across our product line in 2008, as our existing and new products reach the growing market segments of homeland security and material research.

Our revenue in 2007 was about 6.7% lower than in 2006. The second half of the year was significant lower than the first half due to some internal problems in the operations such as quality issues and therefore a failure to produce products. Those issues were addressed and we could already see some results at the very end of the year 2007. Therefore we believe that steady growth in business will continue.

In 2007, nuclear sales had the biggest sales volume of all product categories, portable units was the next biggest sales category and thereafter X-ray sales and our service function. Nuclear sales have been steady for all 2007 and it is expected to grow steadily in the future as well. The portable units had shown some slight growth at the end of 2007 and it is expected to continue its growth in the future as well due to a new OEM product introduction. We also introduced a new fixed radiation product, based on portable SAM product, for building security application. Therefore we expect the portable units product category to grow.

We anticipate organic growth across our product line in 2007, as our existing and new products reach the growing market segments of homeland security and material research

Results of Operations

December 31, 2007 and 2006

In 2005, we had two different business units contributing revenue, our microanalysis and our detector business. The majority of our revenue was received through our microanalysis division. However, we subsequently sold our microanalysis business unit in an effort to be able to focus on the detector business unit.

Sales of our detector product line decreased from 2006 by $184,541 to $2,542,825 for 2007 as we focused on completing research and development and started sales of new products. We intend to continue to try and reduce cost of goods sold as we produce larger volumes of product and are able to obtain better pricing on the manufacturing components. This will take some time as we have to increase our sales volume in order to have better buying power.

Overall expense remained relatively unchanged from 2006 to 2007. We expanded operations in an effort to staff anticipated product development and product launches. Our budget did reallocate expenses away from research and development and move into sales and general and administrative expenses as our products moved into the commercialization from development phase.

We anticipate general and administrative expenses to remain at present levels or higher in the future. General and administrative expenses increased from $796,729 in 2006 to $829,721 in 2007 as we moved into a larger facility and retained additional support staff to prepare for manufacturing and launch of our new products. Additionally, we are now subject to quarterly and annual filing requirements which we would anticipate to increase overall cost.

Selling and marketing cost increased from 2006 to 2007, as our product launch resulted in higher sales commissions. Overall our net loss increased to $642,659 from $316,662 as expenses increased to support product launches. We are hoping sales will start to increase to offset higher cost. At this time, we are not sure how long it will take for sales to increase to a level to cover cost.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general. We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

December 31, 2007

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through December 31, 2007, we raised approximately $1,418,740 from the sale of equity securities. As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities. It is highly likely; we will again seek additional capital in the equity markets. Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments. At this time we do not know the extent of the overall financing we will need in the future. Financing will depend on how well our products are received in the marketplace.

At December 31, 2007, we had working capital of $488,602. Our working capital was helped by capital infusion of approximately $112,550 in equity investments in the fourth quarter of 2007. The key component of our current liabilities as of December 31, 2007, was our accounts payable of $506,790.

In 2007, net cash used by operating activities was $761,704 as opposed to $347,655 in 2006. We anticipate losses to continue for the year but to be reduced as our sales begin to expand. Additionally, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated. As such we will likely need to raise additional capital to continue to support operations.

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

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Princeton:

Name	Age	Position	Position Since
Juhani Taskinen	51	CEO, Director	2005
David Brown	35	Director	2005
Mikko Maijala	62	Director	2006
Trupti Mehta	49	Principal Accounting Officer	2007

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Princeton does not have a standing audit, nominating or compensation committee. The size of Princeton’s board has not permitted the board of directors to divide up some of the corporate governance provisions. It is anticipated as our business expands, that board of director committees will be formed. At this time, however, the exact timing and the nature of such committees is unknown. Upon the closing of our offering, however, we will form an audit and compensation committee. We currently have two independent directors and will seek additional directors with financial and accounting knowledge to serve on these committees. At this time we do not know of any persons who will be nominated.

Biographical information

Set forth below is certain biographical information with respect to Princeton’s existing officers and directors.

Juhani Taskinen -- Mr. Taskinen is the founder of Princeton Gamma-Tech Instruments, Inc., and is our Chief Executive Officer and Chairman of the Board of Princeton Security Technologies, Inc. Mr. Taskinen has been the President of Finn-Partners, Inc. since 1993. Finn-Partners, Inc. is a management consulting and investment firm that specializes in management and financial consulting in the merger and acquisition field. Mr. Taskinen was also a Senior Advisor for Lehman Brothers in Scandinavia during 2003-2004, and also held executive positions within Nokia Corporation prior to founding Finn-Partners, Inc. Mr. Taskinen holds a BSc (economics) as well as an MBA from Pepperdine University.

David Brown -- Mr. Brown joined us in March 2005 as an investor and in April 2005 became a member of our board of directors. Mr. Brown has been the President of Berkeley Nucleonics Corporation since 1993. Berkeley Nucleonics specializes in nuclear detection products and instruments for Federal agencies, such as the US Secret Service, FBI, and Department of Defense as well as to the Homeland Security market. Berkeley Nucleonics has grown steadily during Mr. Brown’s presidency and has also expanded to international market. Mr. Brown holds a BA in Entrepreneurial Management from San Francisco State University.

Mikko Maijala – Mr. Maijala joined us in October 2006 as an investor and in September 2006 became a member of the board of directors. Mr. Maijala has an extensive industrial background in the chemical field, where he currently owns majority and minority positions in several companies. For the past five years, Mr. Maijala has been the Chairman of Oy Chemec Ab. He is also the President and Director of Roquette Nordica Oy and the Chairman of the publicly traded company, Suominen Yhtyma Oyj. Mr. Maijala holds Licentiate in technology from University of Åbo Academi.

Trupti Mehta -- Ms. Mehta joined the company in September 2007 and is our Principal Accounting Officer. Prior to joining the Company she was the Finance Manager with Innovative Folding Cartons Co. Inc. Ms. Mehta holds a Bachelors Degree in Accounting from the University of Bombay, India.

There are no family relationships among our officers and directors.

Our current directors are Messrs. Taskinen, Brown and Maijala. Under our bylaws, directors are elected annually at the annual meeting of shareholders to hold office for one year or until their successors are duly elected and qualified. We have not yet set the day for our first annual meeting of shareholders following this offering. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. The executive officers are appointed by the Board and serve at their discretion.

Term of Office.

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Significant Employees.

There are no significant employees.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed.

Code of Ethics.

We are in the process of establishing a code of ethics and should have it in place during the first quarter of 2008.

Nominating Committee.

We have not established a Nominating Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee.

We do not have an Audit Committee separate from our Board of Directors because of our present limited operations.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Princeton's Chief Executive Officer and each of the other executive officers that were serving as executive officers at December 31, 2007 (collectively referred to as the "Named Executives"). No other executive officer serving during 2007 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Juhani Taskinen, CEO	2007	0	0	0	$665	0	$144,000	$144,665
	2006	--	--	--	$8,666	--	$101,918	$110,584
	2005	--	--	--	--	--	--	--
Chris Cox, President-Princeton Gamma-Tech	2006 2005	$140,000 --	-- --	-- --	$1,556 --	-- --	$4,200 --	$145,756 --

Juhani Taskinen’s consulting company, Finn-Partners, Inc., received $101,918 in consulting revenue from Princeton in 2006 and $144,000 in 2007. Mr. Cox received contributions to his 401k of $4,200 in 2006. We anticipate paying Mr. Taskinen similar compensation through Finn-Partners in upcoming periods as Mr. Taskinen continues to serve as our CEO.

Mr. Cox resigned at the beginning of 2007.

Outstanding Equity Awards At Fiscal Year-End

Option Awards __________________						Stock Awards _______________
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Juhani Taskinen	350,000 30,000	-0-	-0-	$1.10 $1.10	12/31/2011 9/30/2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
David Brown	350,000 30,000	-0- -0-	-0- -0-	$1.10 $1.10	12/31/2011 12/31/2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Mikko Maijala	350,000 30,000	-0- -0-	-0- -0-	$1.10 $1.10	12/31/2011 12/31/2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-

_________________________

The directors received 350,000 stock options on December 31, 2006, and 30,000 stock options on September 30, 2007. All options are for a term of 5 years and have an exercise price of $1.10 per share. There are no limitations on exercise by the option holders. All options are non-assignable.

Outstanding Equity Awards.

See the heading "Compensation of Directors" below. Also, see the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5, above.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2007.

No other compensation arrangements exist between Princeton and our Directors.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juhani Taskinen	--	--	$665	--	--	$144,000	$144,665
David Brown	--	--	$665	--	--	$10,000	$10,665
Mikko Maijala	--	--	$665	--	--		$665

________________________

On December 31, 2006, each director received stock options to purchase 350,000 shares of common stock at an exercise price of $1.10 per share. On September 30, 2007, each director received stock options to purchase 30,000 shares of common stock at an exercise price of $1.10 per share. All options are fully vested. The options are exercisable for a period of five years.

The dollar amount of the option awards was determined using the Black-Scholes calculation relying on a current stock price of $1.10 per share and a discount rate of 4.35%.

Mr. Brown received $2,771 in 2007 and $55,000 in 2006 in cash related to his marketing and sales work on our behalf. Mr. Brown is involved in the marketing and sales for the Homeland Security marketplace.

Changes in Control.

Princeton does not have any employment contracts with our executive officers. No other compensatory plan or arrangements exist between Princeton and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Princeton or from a change-in-control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$1.078	14,865,496
Total	1,600,000	$1.078	14,865,496

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 2, 2008, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Princeton to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Princeton and all executive officers and directors of Princeton as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 11,781,375 shares of common stock outstanding as of March 1, 2008, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Have any of the numbers below changed?

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders Finn-Partners, Inc.	6,050,000	51.35%
36 Lyndhurst, Newport Beach, CA 92660
Third Letter Corporation	1,600,000	13.58%
2955 Kerner Blvd #2 San Rafael CA 94901
Mikko Maijala	2,000,000	16.98%
Hietaniementie 14 A 02160 Espoo Finland
Ascendiant Capital Group, LLC	945,000	8.02%
18881 Von Karman Ave, Irvine CA 92612
Officers and Directors
Juhani Taskinen	6,050,000	51.35%
David Brown	1,600,000	13.58%
Mikko Maijala	2,000,000	16.98%
Trupti Mehta	0	0.00%
All directors and executive officers of the Company as a group (4 individuals)	9,650,000	81.91%

_______________________

Juhani Taskinen is an owner and principal of Finn-Partners, Inc. Mr. Taskinen has voting and investment control over the shares held in Finn-Partners, Inc. through his relationship as the principal of Finn-Partners.

David Brown is an owner and principal of Third Letter Corporation. Mr. Brown has voting and investment control over the shares held in Third Letter Corporation through his relationship as the principal of Third Letter Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties. As part of the formation of Princeton, the founders, which consist of members of our board of directors, received eight million (8,000,000) shares of common stock for five hundred thousand dollars ($500,000). Additionally, as part of the change of parent domicile to Nevada, Princeton issued 1,500,000 shares of common stock to several individuals and companies, including Ascendiant Capital Group, LLC which has engaged in consulting services for Princeton.

Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Transactions with Promoters and Control Persons.

Except as outlined above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

ITEM 13. EXHIBITS

Exhibit

Number	Description
3.2	Articles of Incorporation

3.3	Bylaws

31.1	302 Certification of Juhani Taskinen

31.2	302 Certification of CFO

32.1	906 Certification-CEO

32.1	906 Certification-CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2007, and December 31, 2006:

Fee category	2007	2006
Audit fees	$18,472	$-
Audit-related fees	$3,185	$-
Tax fees	$4,660	$-
All other fees	$-	$-

Total fees	$26,317	$-

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

We do not have an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: March 31, 2008	By /s/Juhani Taskinen

Juhani Taskinen, CEO, President and

Chairman of the Board of Directors

Date: March 31, 2008	By /s/Trupti Mehta_____________________
Trupti Mehta, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2008	By /s/David Brown

David Brown, Director

Date: March 31, 2008	By /s/Mikko Maijala
Mikko Maijala, Director

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

Contents

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Income (Loss)	3
Consolidated Statement of Stockholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone: 801-281-4700

Facsimile: 801-281-4701

1284 W. Flint Meadow Drive, Suite "D"

Kaysville, Utah 84037-9590

Telephone: 801-927-1337

Facsimile: 801-927-1344

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Princeton Security Technologies, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Princeton Security Technologies, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 26, 2008

1

PRINCETON SECURITY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

ASSETS	2007	2006
Current
Cash	$81,179	$738,573
Accounts receivable (net of allowance for doubtful accounts of $26,533 for both years)	297,779	512,940
Inventory	724,731	549,382
Prepaid Expenses	33,633	50,814

Total Current Assets	1,137,322	1,851,709

Property, plant & equipment (net of depreciation of $1,328,878 and $1,305,177, respectively)	74,833	90,294

Total Assets	$1,212,155	$1,942,003

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$506,790	$669,737
Accrued other liabilities	15,775	34,318
Accrued payroll expenses	-	42,043
Accrued vacation expenses	44,481	54,703
Deferred service contract revenue	583	-
Deferred sales revenue	81,091	40,921
Accrued warranty expenses	-	20,315

Total Current Liabilities	648,720	862,037

Stockholders' Equity
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares in 2007 and 11,500,000 shares in 2006 issued and outstanding	11,781	11,500
Additional paid-in capital	1,406,959	1,281,112
Retained earnings (deficit)	(855,305)	(212,646)

Total Stockholders’ Equity	563,435	1,079,966

Total Liabilities and Stockholders’ Equity	$1,212,155	$1,942,003

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenues
Sales (net of returns)	$2,542,825	$2,727,366
Costs of goods sold	1,623,894	1,471,812
Gross Profit	918,931	1,255,554

Expenses
Depreciation and amortization	23,700	13,610
Selling and marketing	321,975	238,690
General and administrative	829,721	796,729
Research and development	391,365	550,275
	1,566,761	1,599,304

(Loss) from operations	(647,830)	(343,750)

Other income/(expenses)	5,171	(58,145)
Provision for income taxes	-	10,233

Net loss from continuing operations	(642,659)	(391,662)

Income from sale of discontinued operations	-	75,000

Net income (loss)	(642,659)	(316,662)

Other comprehensive income (loss):
Foreign currency translation adjustment	-	19,432

Total other comprehensive income (loss)	$(642,659)	$(297 230)

Basic and diluted net income (loss) per share of common stock	$(0.06)	$(0.04)

Weighted average number of common shares	11,555,504	8,897,808

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2005	8,000,000	$8,000	$492,000	$129,188	$(19,432)	$609,756
Common stock issued for cash on September 4, 2006	1,300,000	1,300	488,448	-	-	489,748
Investment in Princeton Security Technologies, Inc.	1,500,000	1,500	13,500	-	-	15,000
Common stock issued for cash on December 20, 2006	700,000	700	259,300	-	-	260,000
Sale of subsidiary PGT-UK on December 28, 2006	-	-	-	(25,172)	-	(25,172)
Options issued as compensation	-	-	27,864	-	-	27,864
Net loss for the year	-	-	-	(316,662)	-	(316,662)
Foreign currency translation	-	-	-	-	19,432	19,432
Balance at December 31, 2006	11,500,000	11,500	1,281,112	(212,646)	-	1,079,966

Stock options granted on September 30, 2007	-	-	13,578	-	-	13,578
Stock issued for cash on October 20, 2007	281,375	281	112,269	-	-	112,550
Net loss for the year	-	-	-	(642,659)	-	(642,659)

Balance at December 31, 2007	11,781,375	$11,781	$1,406,959	$(855,305)	$-	$563,435

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flow from operating activities
Net income (loss)	$(642,659)	$(316,662)
Change in bad debts	-	(40,752)
Depreciation and amortization	23,700	13,610
Provision for inventory reserves	(183,127)	(321,815)
Options expense issued as compensation	13,578	27,864
Net gain from sale of discontinued operations	-	(75,000)
Change in non-cash working capital items:
Inventory	7,778	175,224
Accounts receivable	211,807	305,210
Prepaid expenses	17,181	61,218
Other receivables	3,354	828
Accounts payable	(162,948)	146,347
Accrued payroll	(42,043)	(35,671)
Accrued vacation expenses	(10,221)	(73,697)
Accrued expenses	(18,543)	(15,068)
Deferred services contracts	583	(110,287)
Deferred sales	40,170	(80,241)
Accrued warranty expenses	(20,314)	(8,763)
Cash flow used in operating activities	(761,704)	(347,655)

Cash flow from investing activities
Purchase of property and equipment	(8,240)	(79,935)
Proceeds on sale of subsidiary	-	1,000
Proceeds from sale of discontinued operations	-	75,000
Cash flow provided by (used in) investing activities	(8,240)	(3,935)

Cash flow from financing activities
Proceeds from sale of common stock	112,550	764,748
Cash flow provided by financing activities	112,550	764,748
Effect of rate change on cash	-	(2,618)
Increase in cash position	(657,394)	410,540
Cash position at beginning of period	738,573	328,033

Cash position at end of period	$81,179	$738,573
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$1,888
Income taxes	$-	$-
See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1	Summary of Significant Accounting Policies

This summary of significant accounting policies of Princeton Security Technologies, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

Princeton Security Technologies, Inc. (the Company) was incorporated on September 8, 2006 in the State of Nevada. The Company is the holding company of Princeton Gamma-Tech Instruments, Inc. (PGTI). PGTI was incorporated on February 16, 2005 in the State of New Jersey. On February 19, 2005, PGTI purchased the assets and assumed the liabilities of Princeton Gamma-Tech, Inc. This acquisition included the assets, liabilities, operations, clients and intellectual property of Princeton Gamma-Tech, Inc., including its wholly-owned subsidiary in the United Kingdom, Princeton Gamma-Tech (UK) Limited. On December 28, 2006, Princeton Gamma-Tech (UK) Limited was sold. The assets and operations of Princeton Gamma-Tech (UK) Limited were sold the previous year. The Company has elected a fiscal year end of December 31st.

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

Depreciation and amortization

Depreciation and amortization have been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives. The assets are depreciated using the straight line method. The lives vary from 3 to 7 years.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Currency

The functional currency of the Company’s former subsidiary, Princeton Gamma-Tech (UK) Limited is the British Pound. Assets and liabilities of the subsidiary in the accompanying consolidated financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income (loss), a component of stockholders’ equity.

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

Note 1	Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as the inclusion of unissued warrants and options in the denominator would be anti-dilutive.

Inventory

The Company maintains an inventory comprised of raw materials used to make detectors and spectroscopy systems, radioisotope identifiers and chemical analyzers, work in process and finished goods, as well as service parts. Inventory is recorded at lower of cost or market and is reconciled annually at the close of each fiscal year. The Company periodically analyzes its inventory for potential impairment, assessing the appropriateness of turnover rates and recoverability of costs based on sales cycles and standard holding time for each item.

Property, Plant and Equipment

The Company capitalizes property, plant and equipment and depreciates the cost of these items over their useful lives. The useful lives run from 3 to 7 years. The cost is expensed equally over the useful life of each item.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided. Revenues are reflected net of coupon discounts.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

Note 1	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal years beginning after June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

Income taxes

The Company is subject to United States income taxes.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The current year produced a deferred tax asset of approximately $199,224. This is being fully offset with a valuation allowance for the same amount. The Company currently has tax refund receivables of $5,938 from the Internal Revenue Service and $5,006 from the State of New Jersey.

Other

The Company paid no dividends in 2007 or 2006.

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

Note 2	Business acquisitions

On September 18, 2006, the Company acquired all the outstanding shares of Princeton Gamma-Tech Instruments, Inc. in exchange for 9,300,000 shares of its common stock. This acquisition is being treated as a recapitalization of PGTI. All financial statements have been restated to reflect this recapitalization as of the earliest date of the financial statements.

On February 19, 2005, PGTI acquired all the outstanding shares of Princeton Gamma-Tech (UK) Limited, a company operating in the United Kingdom. On November 18, 2005, the assets and operations of Princeton Gamma-Tech (UK) Limited were sold as part of a larger sale of PGTI’s micro-analyzer business division. This entity (without assets or operations) was sold on December 28, 2006.

Note 3	Disposition of business segment

On November 18, 2005, PGTI sold its micro-analyzer business division to another company for $1,450,000 plus a performance amount up to $435,000. This disposition included assets, operations, intellectual knowledge and client database. The sale also included the assets and operations of Princeton Gamma-Tech (UK) Limited as mentioned in note 2 above. All assets were sold at book value and the remainder has been recorded as net gain from sale of discontinued operations. The statements of cash flows show the effects on cash from discontinued operations with a decrease in cash from operating activities of $75,000 in 2006 and $883,846 in 2005 for the net gain from the sale of discontinued operations and an increase in cash from investing activities of $75,000 in 2006 and $1,450,000 for the proceeds from the sale of discontinued operations. There was no effect on cash from financing activities relating to the discontinued operations. All proceeds of the sale had been received by year-end, except the performance amount. The sale agreement had a reserve for performance that would be based on the performance of the sold assets and operations for the next 12 months. The performance would be evaluated based on set criteria and the final sale price established at the end of the 12 months, or October 2006. The reserve amount could range from nothing up to a maximum of $435,000. The actual performance reserve of $75,000 was received in November 2006.

Note 4	Commitments

•	The Company entered into a new 61 month lease agreement for office space on January 9, 2006, expiring March 31, 2011.
•	The Company entered into a 38 month lease in January 2005 for a Dodge Caravan for the business. The lease requires monthly payments of $393.01 until April 2008.
•	The Company entered into a 36 month lease in October 2005 for a Hyundai Sonata for the business. The lease requires monthly payments of $658.99 until September 2008.
•	The Company entered into a 38 month lease for a mail machine on January 2006. It requires a quarterly payment of $444.00 until March 2009.

The Company is required to make minimum lease payments over the remaining terms of the leases as follows:

2007	$ 313,571
2008	316,436
2009	321,922
2010	324,725
2011	81,181
Totals	$ 1,357,835

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

Note 5	Stockholder’s Equity

On February 25, 2005, PGTI issued 8,000,000 shares of common stock for $500,000 in cash.

On September 4, 2006, PGTI issued 1,300,000 shares of common stock for $515,585 in cash. $25,837 in fees was associated with this issuance and was paid to unrelated parties. A total of $489,748 in funds was received by PGTI.

On September 8, 2006 PST issued 1,500,000 shares of common stock for $15,000 in cash.

On December 20, 2006, PST issued 700,000 shares of common stock for $286,017 in cash. $26,017 in fees was associated with this issuance and was paid to two parties. $11,917 was paid to a related party for their efforts in finding and securing the investor. A total of $260,000 in funds was received by the Company.

On December 31, 2006, the Company issued 1,110,000 stock options to various members of the board of directors and key employees in accordance with the stock option incentive plan that was ratified on October 20, 2006. These options are fully vested and carry a 5 year term. 1,050,000 options have an exercise price of $1.10 and 60,000 options have an exercise price of $1.00. The Company recognized a $13,578 expense as compensation in 2007 related to the issuance of these options in accordance with SFAS123R using the following assumptions:

Stock Price	$0.408	Volatility	30.38%
Exercise Prices	$1.00 and $1.10	Discount Rate	4.35%
Term	5 Years

On September 30, 2007, the Company issued 500,000 stock options to various members of the board of directors and key employees in accordance with the stock option incentive plan that was ratified on October 20, 2006. These options are fully vested and carry a 5 year term. 90,000 options have an exercise price of $1.10 and 410,000 options have an exercise price of $1.00. The Company recognized a $27,864 expense as compensation in 2006 related to the issuance of these options in accordance with SFAS123R using the following assumptions:

Stock Price	$0.408	Volatility	29.38%
Exercise Prices	$1.00 and $1.10	Discount Rate	4.35%
Term	5 Years

On October 20, 2007, the Company issued 281,375 shares of common stock for $112,550 in cash.

