Form 10-Q
period 2008-03-31
Princeton Security Technologies, Inc.
filed 2008-05-15
CIK 1391614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141482

Princeton Security Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-5506885
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

303C College Road, Princeton, New Jersey 08540

(Address of principal executive offices)  (Zip Code)

609-924-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

11,781,375 shares of $0.001 par value common stock on May12.2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Princeton Security Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	Unaudited	Audited
Current Assets
Cash	$ 36,435	$ 81,179
Accounts receivable (net of allowance for doubtful accounts of $24,301 and $26,533, respectively)	366,709	297,779
Inventory	740,201	724,731
Prepaid expenses	47,763	33,633

Total Current Assets	1,191,108	1,137,322

Property, plant & equipment (net of accumulated depreciation of $1,334,642 and $1,328,878, respectively)	69,069	74,833

Total Assets	$ 1,260,177	$ 1,212,155

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 501,707	$ 506,790
Lines of credit	47,900	-
Accrued other liabilities	15,555	15,775
Accrued vacation expenses	57,748	44,481
Deferred sales revenue	105,762	81,674

Total Current Liabilities	728,672	648,720

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares issued and outstanding	11,781	11,781
Additional paid-in capital	1,406,959	1,406,959
Retained earnings (deficit)	(887,235)	(855,305)
Total Stockholders’ Equity	531,505	563,435

Total Liabilities and Stockholders’ Equity	$ 1,260,177	$ 1,212,155

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For theThree Months Ended Mar 31st
	2008	2007
Revenues
Sales (net of returns)	$ 704,908	$ 855,055
Costs of goods sold	400,288	576,762
Gross Profit	304,620	278,293

Expenses
Depreciation and amortization	5,763	5,615
Selling and marketing	61,938	88,258
General and administrative	174,070	196,232
Research and development	94,951	91,906
Total expense	336,722	382,011

(Loss) from operations	(32,102)	(103,718)

Other income/(expenses)	172	(1,005)

Provision for income taxes	-	-

Net loss	$ (31,930)	$ (104,723)

Net loss per share of common stock	$ (0.003)	$ (0.009)

Weighted average number of common shares	11,781,375	11,500,000

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarter ending March 31

	2008	2007
Cash flow from operating activities
Net income/(loss)	$ (31,930)	$ (104,723)
Depreciation and amortization	5,764	5,615
Provision for allowance on accounts receivable	(2,232)	-
Change in non-cash working capital items:
Accounts receivable	(66,698)	(147,377)
Inventory	(15,470)	(44,072)
Prepaid expenses	(14,130)	(14,106)
Accounts payable	(5,083)	52,207
Accrued expenses	13,048	(12,936)
Accrued payroll	-	(11,911)
Lines of credit	47,900	-
Deferred services contracts	(583)	2,917
Deferred sales	24,671	(36,463)
Cash flow used in operating activities	(44,743)	(310,849)

Cash flow from investing activities
Purchase of property and equipment	-	-
Cash flow used in investing activities	-	-

Cash flow from financing activities
Proceeds from sale of stock	-	-
Cash flow provided by financing activities	-	-

(Increase) decrease in cash position	(44,743)	(310,849)

Cash position at beginning of period	81,178	738,573

Cash position at end of period	$ 36,435	$ 427,724

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 874
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

For the First Quarter ending March 31, 2008 and 2007

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

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash decreased by $391,289 at March 31, 2008 to $36,435 compared to $427,724 at March 31, 2007.  However, the total Decrease in Cash Position improved by $266,106 or 85% from March 31, 2007 to 2008.

Note 5	Sales

Sales were down 17.5% in the three months ending March 31, 2008 versus same period prior year .

PRINCETON SECURITY TECHNOLOGIES, INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the First Quarter ending March 31, 2008 and 2007

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

The Gross margin is higher at 43.2% for the three months ending March 31, 2008, compared to 32.5% in the same period ending March 31, 2007, due to the change in product mix as well as internal cost structure improvement.

Note 9	Fixed Costs

Fixed expenses decreased $45,281 or 11.8% in the three months period ending March 31,2008 compared to the same period ending March 31, 2007. The biggest decrease in the quarter ending March 31,2008 was in Selling and Marketing expenses where the decrease was 30% compared to the same quarter ending March 31, 2007.

Note 10	Gross Profit/Loss

For the period ending March 31, 2008, the net loss was 4.5% of sales compared to 12% for the period ending March 31, 2007. The net loss per share improved 66.6% and was $0.003 for the period ending March 31,2008 , compared to $0.009 for the period ending March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

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

Products

Our current product line includes x-ray and gamma-ray detectors with custom made electronics and software and portable stand alone radiation and chemical equipment. Our x-ray and gamma-ray detectors are being sold to research and industrial concerns for a variety of usages including quality control and laboratory equipment. Additionally, these products can be used as components in scientific research instrumentation. Our portable stand alone radiation and chemical equipment allows radioactive isotopes or chemicals to be identified by a Law Enforcement, First Responders, Federal Authorities, Hospitals and Environmental Authorities.

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

Category 4: Chemical Analyzers.

The two portable chemical analyzer products offered by PGTI utilize Gas Chromatography (GC) and Ion Mobility Spectrometry (IMS), respectively. The former is a highly sensitive instrument that can analyze a large range of gases at very low concentrations and is well suited to monitoring toxicity levels in industrial applications as well as for First Responders to emergencies involving toxic materials. The IMS unit is small hand-held device designed for the rapid detection of a limited number of chemicals and offers the advantage of speed and simplicity but with less sensitivity and flexibility than the GC unit. Chemical Analyzers are being offered to the homeland security market, as well as for environmental and industrial purposes.

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

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided with specific long lead- time orders.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at March 31, 2008, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $3,537.

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

Our Business Growth

For the quarter ended March 31, 2008 our sales decreased to $704,908 from $855,055 for the quarter ended March 31, 2007. Although sales decreased, our gross profit increased to $304,620 compared to the same period in 2007 when gross profits were $278,293. Our nuclear sales have had the biggest sales volume of all product categories, and the second biggest category is portable units and the third biggest is the X-ray sales category. The largest growth in the quarter ended March 31, 2008, was in portable units, due to a new product variation of the SAM Defender, which is being sold to the Homeland Security market. This variation used Lanthinum Bromite detector , which improves the received data significantly. We have also seen an increase in High Purity Gernanium Detector systems. We anticipate growth across our product line in 2008, as our existing and new products reach the growing market segments of homeland security and material research.

Results of Operations

Total sales decreased for the comparable quarterly periods in March 31, 2008 from 2007. However, we were able to improve our gross profit margins by focusing on products with higher margins during the quarter. Additionally, we were able to control expenses better, thereby reducing expenses for the quarter ended March 31, 2008, to $336,722 from $382,011 for the quarter ended March 31, 2007. As a result of the reduced expenses and cost of goods sold our net loss narrowed to $31,930 for the quarter ended March 31, 2008 from a net loss of $104,723 for the same period in 2007.

The narrowing of our loss was a reflection of the efforts to move products from the research and development stage and early stage commercialization into ongoing production. As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold. We are hopeful, as our products gain more acceptance and we are able to increase sales, cost of goods sold as a percentage of sales will continue to decrease. We still will need increased sales to reach profitability and cover all of our operating cost.

We anticipate general and administrative expenses to remain at present levels or higher in the future. General and administrative expenses decreased from $196,232 for the March 31, 2007 quarter to $174,070 for the quarter ended March 31, 2008. This reduction reflects the closing of our offering in 2007 and the related expenses associated with it and the restructuring of our management staff. We expect general and administrative expenses to increase in future quarters as we expand our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost. We will be dependent on sales to increase before we will be able to cover ongoing cost. Until we are able to increase sales, we may have to seek additional financing to fund operations.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general. We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through March 31, 2008, we raised approximately $1,418,740 million from the sale of equity securities. As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities. Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments. At this time we do not know the extent of the overall financing we will need in the future. Financing will depend on how well our products are received in the marketplace.

At March 31, 2008, we had working capital of $462,436. A component of our current liabilities as of March 31, 2008, was our accounts payable of $501,707. We feel we will be able to service ongoing payables with current revenue and existing capital. However, our current assets consist of only $36,435 in cash and our inventory is $740,201 so we will be dependent on selling our inventory to cover ongoing payables. We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2008.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for Smaller Reporting Companies.

Item 4T. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Security Technologies, Inc.

(Registrant)

Date:	May 15, 2008	By: /s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO