Form 10-Q
period 2008-06-30
Princeton Security Technologies, Inc.
filed 2008-08-14
CIK 1391614

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141482

Princeton Security Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5506885
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

303C College Road, Princeton, New Jersey                                                                           08540
 (Address of principal executive offices)                                                                           (Zip Code)

609-924-7310
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
11,781,375 shares of $0.001 par value common stock on Aug 11, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$ 12,731	$ 81,179
Accounts receivable (net of allowance for doubtful accounts of $24,302 and $26,533, respectively )	405,699	297,779
Other receivables	88,167	-
Inventory	622,521	724,731
Prepaid expenses	68,174	33,633

Total current assets	1,197,292	1,137,322

Property, plant & equipment (net of accumulated depreciation of $1,340,839 and 1,328,878 respectively)	62,872	74,833

Total assets	$ 1,260,164	$ 1,212,155

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$ 602,495	$ 506,790
Lines of credit	54,771	-
Accrued other liabilities	45,236	15,775
Accrued vacation expenses	47,939	44,481
Deferred sales and service contract revenue	78,100	81,674

Total current liabilities	828,541	648,720

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares issued and outstanding	11,781	11,781
Additional paid-in capital	1,406,959	1,406,959
Retained earnings (deficit)	(987,117)	(855,305)

Total stockholders’ equity	431,623	563,435

Total liabilities and stockholders’ equity	$ 1,260,164	$ 1,212,155

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Revenues
Sales (net of returns)	$ 707,785	$ 648,104	$ 1,412,693	$ 1,503,159
Costs of goods sold	470,566	470,318	870,854	1,047,080
Gross Profit	237,219	177,786	541,839	456,079

Expenses
Depreciation and amortization	6,198	5,365	11,961	10,980
Selling and marketing	64,740	93,160	126,678	181,418
General and administrative	138,083	197,215	312,153	393,451
Research and development	125,830	106,910	220,781	198,816
	334,851	402,650	671,573	784,665

(Loss) from operations	(97,632)	(224,864)	(129,734)	(328,586)

Other income/(expenses)	(2,250)	(6,265)	(2,078)	(7,270)

Provision for income taxes	-	-	-	-

Net loss	$ (99,882)	$ (231,129)	$ (131,812)	$ (335,856)

Foreign currency translation adjustment	-	-	-	-

Other comprehensive loss	$ (99,882)	$ (231,129)	$ (131,812)	$ (335,856)

Net loss per share of common stock	$ (0.008)	$ (0.020)	$ (0.011)	$ (0.029)

Weighted average number of common shares	11,781,375	11,500,000	11,781,375	11,500,000

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2008	2007
Cash flow from operating activities
Net income/(loss)	$ (131,812)	$ (335,856)
Depreciation and amortization	11,961	10,980
Provision for allowance on accounts receivable	(2,231)	-
Change in non-cash working capital items:
Accounts receivable	(105,689)	(59,076)
Other receivables	(88,167)	-
Inventory	102,210	(84,732)
Prepaid expenses	(34,541)	(33,719)
Accounts payable	95,705	43,304
Accrued expenses	32,919	5,100
Accrued payroll	-	(27,179)
Line of Credit	54,771	-
Deferred services contracts	(583)	4,083
Deferred sales	(2,991)	(3,373)
Cash flow used in operating activities	(68,448)	(480,468)

(Increase) decrease in cash position	(68,448)	(480,468)

Cash position at beginning of period	81,179	738,573

Cash position at end of period	12,731	258,105

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 5,877
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Second Quarter ending June 30, 2008 and 2007

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

Note 4    Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash decreased by $23,704 at June 30, 2008 to $12,731 compared to $36,435 at March 31, 2008.  The decrease is due to the operating loss in the quarter ended June 30, 2008.

Note 5   Sales

Sales were up 9% in the three months ending June 30, 2008 versus the three months ending June 30, 2007.  The Nuclear products had the biggest sales volume of all product categories, 42.5% of the sales; the second biggest was the Portable Isotope Identifiers product category (SAM products) with the sales volume of 32.7%  in this quarter ending June 30, 2008. X-ray products were the third biggest category, 19.8% of the sales volume in the same time period.

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
For the Second Quarter ending June 30, 2008 and 2007

Note 7   We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We are likely to look for new funding to assist in the expansion of our business. If we are to grow and expand our operations, we will need to raise significant amounts of additional capital.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders may incur substantial dilution.

Note 8    Gross Margin

The Company's Gross Profit Margin is higher than the previous year 33.5% for the three months ending June 30, 2008, compared to 27.4% for the three months ending June 30, 2007, due to the internal cost structure improvement.

Note 9    Fixed Costs

Fixed expenses decreased $67,799 or 16.8% in the three months period ending June 30, 2008 compared to the same period in 2007.

Note 10   Gross Profit/Loss

The net profit improved 56.8% for the quarter ending June 30, 2008 compared to the same period in 2007. The net loss for the quarter was $99,882 compared to the net loss of $231,129 for the three months ending June 30, 2007.

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

For marketing purposes, we have divided our products into three categories.  The first two categories involve instrumentation that detects and analyzes radioactive material from any source, including legitimate uses such as the nuclear power and weapons programs and medical diagnoses and treatment, as well as the detection of the illicit transportation of radioactive materials.  The third category is concerned with the detection and analysis of X-rays for non-destructive testing and scientific research.

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

Category 2: Laboratory Gamma-ray detectors and spectrometers:
PGTI is one of only four companies worldwide that manufacturs High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at June 30, 2008, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $4,056.

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

Our Business Growth

For the three months ended June 30, 2008 our sales increased to $707,785 from $648,104 for the quarter ended June 30, 2007. Our gross profit increased to $237,219 compared to the same period in 2007 when gross profits were $177,786.  Our nuclear sales have had the biggest sales volume of all product categories, and the second biggest category is portable units and the third biggest X-ray sales category. The largest growth in the quarter ended June 30, 2008, was in portable units, due to a new product variation, as well as new OEM sales for the SAM defender, which is being sold in the Homeland Security market. This variation uses a Lanthinum Bromite detector, which improves the received data significantly. We have also seen an increase in High Purity Gerrnanium Detector systems.  We anticipate growth across our product line in 2008, as our existing and new products reach the growing market segments of homeland security and material research.

Results of Operations

Total sales increased for the comparable quarterly periods in June 30, 2008 from 2007. We were able to improve our gross profit margins by focusing on products with higher margins during the quarter.  Additionally, we were able to control expenses better reducing expenses for the quarter ended June 30, 2008, to $334,851 from $402,650 for the quarter ended June 30, 2007.   As a result of the reduced expenses and cost of goods sold our net loss narrowed to $99,882 for the quarter ended June 30, 2008 from a net loss of $231,129 for the same period in 2007. Although sales were lower for the six months ended June 30, 2008, overall gross profits increased as a result of controlling expenses.  Revenues for the six months ended June 30, 2008 were $1,412,693 compared to $1,503,159 for the six months ended June 30, 2007.  Gross profits were $541,839 for the six months ended June 30, 2008, compared to $456,079 for the six months ended June 30, 2007.  Even with a slight decrease in sales over the six months, management believes the overall direction of sales and profits is improving and believes the Company will soon be covering its operating expenses as sales continue and cost are better controlled.

The narrowing of our loss was a reflection of the efforts to move products and product variations as well as new applications from the research and development stage and early stage commercialization into ongoing production.  As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold.  We are hopeful, as our products gain more acceptance and awareness we are able to increase sales, cost of goods sold as a percentage of sales will continue to decrease.  We still will need increased sales to reach profitability and cover all of our operating costs.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $197,215 for the June 30, 2007 quarter to $138,083 for the quarter ended June 30, 2008.  This reduction reflects the closing of our offering in 2007 and the related expenses associated with it and the restructuring of our management staff.  We expect general and administrative expenses to increase in future quarters as we expand our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating costs.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through June 30, 2008, we raised approximately $1,418,740 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

At June 30, 2008, we had working capital of $368,751.  A component of our current liabilities as of June 30, 2008, was our accounts payable of $602,495.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $12,731 in cash and our inventory is $622,521 so we will be dependent on selling our inventory to cover ongoing payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables. Our limited cash reserves and the inability to find long-term financing will limit our ability to grow until we are able to improve on our cash position.  We are actively trying to remedy our limited cash position but have not had success in raising additional capital or obtaining long-term debt financing.  We have had to rely on management and principal shareholders to assist in funding capital short falls and until long-term equity or debt funding is obtained we will have to continue to rely on management and principal shareholders for funding.  Nether management or principal shareholders have indicated they will continue to fund shortfalls

We anticipate to reduce losses for the year as our sales continue to expand.  However, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.  We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2008.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:: Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location
4.01	4	Specimen Stock Certificate	Incorporated by reference
31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes---Oxley Act of 2002	This Filing
31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes---Oxley Act of 2002	This Filing
32.01	32	CEO Certification pursuant to Section 906	This Filing
32.02	32	CFO Certification pursuant to Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission, SEC file no. 333-141482.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Security Technologies, Inc.
(Registrant)

Date:	August 14, 2008	By:	/s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO