Form 10-Q
period 2008-09-30
Princeton Security Technologies, Inc.
filed 2008-11-14
CIK 1391614

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
11,781,375 shares of $0.001 par value common stock on November 11, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current Assets
Cash	$14,907	$81,179
Accounts receivable (net of allowance for doubtful accounts of $24,301 and $26,533, respectively)	255,798	297,779
Other Receivables	87,781	-
Inventory	615,195	724,731
Prepaid Expenses	68,659	33,633

Total Current Assets	1,042,340	1,137,322

Property, plant & equipment (net of accumulated depreciation of $1,347,035 and $1,328,878 respectively)	56,676	74,833

Total Assets	$1,099,016	$1,212,155

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$527,774	$506,790
Lines of Credit	210,607	-
Accrued other liabilities	337	15,775
Accrued vacation expenses	35,211	44,481
Deferred sales revenue	49,835	81,674

Total Current Liabilities	823,764	648,720

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares issued and outstanding for both September 30, 2008 and December 31, 2007	11,781	11,781
Additional paid-in capital	1,406,959	1,406,959
Retained earnings (deficit)	(1,143,488)	(855,305)

Total Stockholders’ Equity	275,252	563,435

Total Liabilities and Stockholders’ Equity	$1,099,016	$1,212,155

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Revenues
Sales (net of returns)	$594,654	$535,344	$2,007,347	$2,038,503
Costs of goods sold	441,474	289,677	1,312,328	1,322,928
Gross Profit	153,180	245,667	695,019	715,575

Expenses
Depreciation and amortization	6,195	5,155	18,153	16,133
Selling and marketing	71,159	81,347	197,840	268,844
General and administrative	130,946	221,500	443,099	621,184
Research and development	97,571	114,528	318,352	314,863
	305,871	422,530	977,444	1,221,024

(Loss) from operations	(152,691)	(176,863)	(282,425)	(505,449)

Other income/(expenses)	(3,680)	(299)	(5,758)	(7,569)
Provision for income taxes	-	-	-	-

Net loss	$(156,371)	$(177,162)	$(288,183)	$(513,018)

Net loss per share of common stock	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares	11,781,375	11,500,000	11,781,375	11,500,000

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ending September 30, 2008 and 2007

	2008	2007
Cash flow from operating activities
Net income/(loss)	$(288,183)	$(513,018)
Depreciation and amortization	18,157	16,133
Provision for allowance on accounts receivable	(2,232)	30
Stock options issued for services	-	13,578
Change in non-cash working capital items:
Accounts receivable	44,213	(11,002)
Other Receivables	(87,781)	-
Inventory	109,536	(179,228)
Prepaid expenses	(35,026)	(31,763)
Accounts payable	20,984	35,897
Accrued expenses	(24,708)	(18,530)
Accrued payroll	-	(26,911)
Deferred services contracts	(4,708)	2,333
Deferred sales	(27,131)	75,464
Cash flow used in operating activities	(276,879)	(637,017)

Cash flow from investing activities
Purchase of property and equipment	-	(8,240)
Cash flow used in investing activities	-	(8,240)

Cash flow from financing activities
Proceeds from lines of credit	210,607	-
Cash flow provided by financing activities	210,607	-

(Increase) decrease in cash position	(66,272)	(645,257)

Cash position at beginning of period	81,179	738,573

Cash position at end of period	$14,907	$93,316

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$7,569
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ending September 30, 2008 and 2007

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

Note 2                      Business Activity

Princeton Gamma-Tech Instruments, Inc. is a leading supplier of X-ray and Gamma-ray Detectors and Spectroscopy systems and Portable Radioisotope Identifiers. The Company serves a broad customer base in scientific research, industrial materials analysis, and Homeland Security. The Company operates a full customer service and support program, backed by a modern manufacturing and service facility.

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

Note 4                      Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash decreased by $66,272 at September 30, 2008 to $14,907 compared to a decrease of $645,257 at September 30, 2007 to $93,316.

Note 5                      Sales

Sales were up 11.08% in the three months ending September 30, 2008 versus same period in 2007.   The biggest increase was in the SAM Defender product line where we saw about a 200% increase in sales volume.  The Company has been expanding its distribution network both on domestic as well as international market and therefore we were able to increase the sales significantly.

Note 6                      RISKS RELATED TO OUR BUSINESS

We are currently losing money and may need additional capital to execute on our business plan.

Currently our operations are losing money and we have had to rely on equity investments as well as credit lines to fund shortfalls.  As we begin to expand our operations and commence marketing campaigns for our recently developed products, our capital requirements are likely to expand.  Even with the proceeds from our recent public stock offering it is likely we will need additional capital to remain in business.  Investors in that offering will likely see a  dilution if we raise additional capital and if we are unable to raise additional capital, it is likely we would have to divest some part of the business or the whole operations resulting in the loss of the investors’ investments.

Note 7                      Limited Funds

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

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Nine Months ending September 30, 2008 and 2007

Note 8                      Gross Margin

The gross margin was lower - 25.8% for the three months ending September 30, 2008 compared to 45.9% in the same period ending September 30, 2007 due to the change in product mix. However, the year to date gross margin was 34.6% in the period ending September 30, 2008 compared to 35.1% in the period ending September 30, 2007.

Note 9                      Fixed Costs

Fixed expenses decreased $116,659 or 27.6% in the three months ending September 30, 2008 compared to the same period in 2007. Year to date, the reduction was $243,580 or 20.0% compared to last year. Continuous efforts have been made to reduce the fixed expenses and we should be seeing more reductions in the next quarter.

Note 10                      Gross Profit/Loss

For the three months ending September 30, 2008, net loss was $156,371 compared to $177,162 for the same period in 2007. The year-to-date net loss has decreased from the same period of 2007 by $224,835 or 43.8%.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited  Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2007.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at September 30, 2008, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,558.

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

Results of Operations

For the three months ended September 30, 2008 our sales increased to $594,654 from $535,344 for the three months ended September 30, 2007. Our gross profit decreased to $153,180 compared to the same period in 2007 when gross profits were $245,667.  Our nuclear sales have had the biggest sales volume of all product categories, the second biggest category was X-Ray sales and the third biggest was Portable units sales category. The largest growth in the three months ended September 30, 2008, was in portable units, due to new distributors  as well as increased OEM sales for the SAM defender, which is being sold to the Homeland Security market. We have also seen a steady sales volume as well as incoming orders in High Purity Germanium Detector systems.  We anticipate growth across our product line in 2008, as our existing and new products reach the growing market segments of homeland security and material research.

Total sales decreased $31,156 for the comparable nine months ending September 30, 2008 from 2007. Our gross profit margins decreased due to the product mix sold. However, we were able to control expenses better, thereby reducing expenses for the three months ending September  30, 2008, to $305,871 from $422,530 for the three months ending September 30, 2007.   As a result of the reduced expenses our net loss narrowed to $156,371 for the three months ending September 30, 2008 from a net loss of $177,162 for the same period in 2007.  For the nine months ending September 30, 2008 our net loss decreased by 43.8% from $513,018 in 2007 to $288,183.

The narrowing of our loss was a reflection of the efforts to control the fixed expenses, as well as improving our sales efforts to existing and new customers as well as improving our distribution chain.  We are hopeful, as our products gain more acceptance and awareness we are able to increase sales and lower the cost of goods sold as a percentage of sales.  We still will need increased sales to reach profitability and cover all of our operating costs.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $221,500 for the three months ending September 30, 2007 to $130,946 for the three months ending September 30, 2008.  This reduction reflects the overall cost cutting which was started in the three months ending September 30, 2008.  We expect general and administrative expenses not to increase in future periods unless we expand our operations and increase the sales level.

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

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through September 30, 2008, we raised approximately $1,418,740 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position the Company to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

At September 30, 2008, we had working capital of $218,576.  The biggest component of our current liabilities as of September 30, 2008, was our accounts payable of $527,774.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $14,907 in cash and our inventory is $615,195 so we will be dependent on selling our inventory to cover ongoing payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

We anticipate to narrow losses for the year as our sales begin to expand.  However, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.  We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2008.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

Princeton Security Technologies, Inc.
(Registrant)

Date:                      November 13, 2008                                 By:  /s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO