Form 10-K
period 2008-12-31
Princeton Security Technologies, Inc.
filed 2009-04-15
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [x]                      No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ]   No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with $0.12 bid and $0.51 ask as of April 14, 2009.  The bid on April 14, 2009, was $0.12 giving the shares held by non-affiliates a market value of $511,200.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of  April 14, 2009, the Registrant had 11,781,375 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as Aforward-looking statements.@

Overview

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

In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc.  Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly owned subsidiary of the Nevada corporation.  The creation of a Nevada parent corporation was accomplished as part of Princeton’s ongoing efforts to start seeking equity investments from outside investors.   Princeton offices and facilities will continue to be located in Princeton, New Jersey.   Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detectors and Spectroscopy systems, Radioactive Isotope Identifiers. Our products detect radioactive and other materials in various environmental settings.

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

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation sensor , Sodium Iodide and Lanthanum Bromide  scintillators, which are the  key component in  Gamma-ray detection systems.  We do also have an internal capability to process x-ray detectors ,as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors.  These sensors are used to detect radioactive isotopes.

Currently, our product line includes the following component and detectors:

-	Category 1: Radioactive Isotope Identifier Products.
The current product is termed the SAM Defender.  This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface.  Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists.  This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes.  This product detects neutron and gamma radiation from over 100 isotopes. The SAM Defender was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment
We have added last year a Fixed Installation unit, called Area Monitor, to our product offering. That products is being offered and used in  e.g. building security applications,  hospitals , industrial applications and generally in security applications where an identified area or facility needs to be secured.

-	Category 2: Nuclear/ Gamma-ray detectors and spectrometers:
PGTI is one of the handful of companies worldwide that manufacturers High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

-	Category 3: X-ray detectors and spectrometers.
These products address the research and industrial analysis need in the Microanalysis or XRF market. The Microanalysis Market is the branch of industry and scientific research that requires the non-destructive analysis of materials on a sub-millimeter dimensional scale.
The non-destructive testing of materials by X-ray analysis utilizes a range of detector products from small hand-held units to large systems installed on a Synchrotron and used for the fundamental research of materials.  PGTI supplies both detector components as an OEM supplier and also complete X-ray spectrometer systems.  Applications include quality control (e.g., for Silicon wafer fabrication), fundamental material research (e.g., on a synchrotron), and industrial control and monitoring, (e.g., engine wear analysis). A typical application is analyzing various metals for quality or research purposes.

Markets

The market for our products is broad and encompasses both industrial, commercial and security concerns.  Although our products are sold world-wide, current emphasis by the United States government on homeland security measures leads us to believe the US market will be strong for many of our detectors.

Our hand held and fixed installation detectors have the ability to check for various chemicals or radiation in packages or small environmental areas.  This will allow them to be used for multiple purposes including use by homeland security companies in checking for items such as dirty bombs.

Homeland Security market generally includes: law enforcement authorities, first responders, HAZMAT teams, governmental agencies and companies that work with such agencies.  This is a growing marketplace particularly in the realm of radiation and chemical detection.  SAM defender, Area Monitors and as well as  some High Purity Germanium detectors and are targeting this segment, which is sizeable enough to support several players.

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

Given our relative size verses our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitors larger detection units.  We believe, however, that our technology and experience in the detection industry allows us to be competitive in our markets.  However, until we have more funding, we will be limited in our ability to expand our market penetration and to be able to introduce new products.

We believe our main competitors are ICX Technologies , a publicly held US company, with a large selection of nuclear detection products and technology ; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in bigger nuclear projects and detector technology to the Homeland Security market ; Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market and Thermo Fisher Scientific, a large US based publicly held company , which sells Isotope Identifiers designed by ICX Technologies.

In addition to the above competitors, there are several other companies that offer competing products in each of our market segments.  Given the complexity of our products, we do not foresee substantial new competitors entering the broad market but instead see the current competitors becoming more aggressive as the markets continue to expand.

Future Growth Plans and Markets

By purchasing complex technology developed over the last thirty years, we believe we have the capability to enter into a growing marketplace.  We are hopeful we can provide improved focus to products and related technology that was not receiving the attention or funding it required while operating as a subsidiary of a large multinational company whose primary focus was moving in another direction.  We have spent the last two years improving upon the technology acquired; further developing products and applications and refocusing our strategy on the growing need for sophisticated and dedicated detection units and components.  We are hopeful this focus will allow us to be at the forefront of increased spending on detection devices for the commercial and homeland security markets.  Two markets we see as new uses for our products are in the homeland security marketplace where testing for potential dangerous radiation is becoming an important issue and in the “quality control” area where testing equipment has become a crucial part of the manufacturing process.

Although security issues have been around before, there is new focus on the need to be able to detect various   radioactive isotopes in differing environmental settings.  This marketplace is expanding throughout the world.  This need is being created not only from the fear of terrorism but also from the expansion of the use of various chemicals and radiation in the manufacturing environments and the need to assure chemicals and radiation are not being released inadvertently into the environment.  We have created several detectors and related components aimed directly at this need and will continue to work on the development of even more sophisticated devices for this expanding market.

As manufacturers continue to create more complex products relying heavily on automation, we believe that they will continue to require products such as detectors and testing equipment capable of evaluating the quality of the products produced.  We have seen this in the silicon wafer fabrication process where we currently provide component parts to help detect any defects in the chips. Another new application for us is the detection of radioactive raw material in a manufacturing  process within a marble industry or steel industry.   We believe these “quality control” products will continue to see increasing demand and the use of our products will expand.

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

We will closely integrate all of our marketing and sales efforts to project a consistent image of our company and a consistent positioning of our products and services.  Furthermore, to support our marketing initiatives and effect legislative actions, we plan to participate in several Washington DC based DHS (Department of Homeland Security) events, and utilize a lobbyist in Washington DC with contacts in the security business.

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

3)  Onsite demonstrations will include an account executive and possibly a sales engineer.  We currently sell to several state and federal agencies including the Environmental Protection Agency, Deportment of Energy, NASA, NIST, PNNL, Los Alamos National Laboratory, Princeton Plasma Physics Lab, Idaho National Lab, US Geological Survey, Niagra County Health Dept. and the City of Englewood NJ.

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

Employees

As of April 7, 2009, we had 10 full time employees and 4  part time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 2. PROPERTIES

PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics.  PGTI possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion.   We lease this facility at a an average rate of $24,896 per month and our lease has a term extending through March 31, 2011.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced to trade on the “OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the first quarter of 2008 under the symbol “PSGY.”  Since the shares have only been reported since the first quarter of 2008, bid and ask prices are not available for the prior two years or last quarter.  The bid and ask price since the trading began has ranged from $0.18 to $1.25.  Bid and ask prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  The Company’s stock trades very sporadically and the prices may not reflect actual prices if a shareholder tried to sell shares or a buyer tried to buy  shares. As of April 7, 2009, the bid and ask price for our stock was $0.12and $0.51 and the last trading price $.50.

Quarter Ended                                     Bid                                                      Ask
March 31, 2009                                  $0.5                                                        $0.5
December 2008                                  $0.50                                                      $0.65
September 2008                                 $0.60                                                      $1.05
June 2008                                           $1.05                                                      $1.50
March 2008                                        $1.00                                                      $1.01

Holders.

The number of record holders of our common stock as of April 7, 2009, was approximately 60.

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

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2008 and 2007.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $2,504,321 for 2008 and $2,542,825 for 2007.  We had a net loss of $583,950 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $40,490 and negative working capital of $82,445.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ 2,504,324	$ 2,542,825
General and Administrative Expenses	730,546	829,721
Net Loss	583,950	642,659
Basic Income (Loss) per Share	(0.05)	(0.06)
Diluted Income (Loss) per Share	(0.05)	(0.06)
Weighted Average Number of Shares Outstanding	11,781,375	11,555,504
Weighted Average Number of Fully Diluted Shares Outstanding	11,781,375	11,555,504
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 753,137	$ 1,137,322
Total Assets	814,067	1,212,155
Total Current Liabilities	834,582	648,720
Working Capital	(82,445)	488,602
Stockholders’ Equity (Deficit)	(20,515)	563,435

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2008.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, at December 31, 2008, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,221.

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

Our Business Growth

For the 12 month period ending December 31, 2008 our sales decreased to $2,504,321 from $2,542,825.   Although sales decreased, our net loss decreased to $583,950 compared to the same 12 months period in 2007 when our net loss was $642,659.  Our nuclear sales have had the biggest sales volume of all product categories with the sales of $1,075,272, and the second biggest category  is the Radioactive Isotope Identifier products with the sale of 803,482  for the 12 month period. The third largest sales category are X-ray Detectors. The largest growth for the 12 month period was in Radioactive Isotope Identifiers, where the sales grew to $803,482 from $502,000, which is 60% growth. This was due to an enhanced sales distribution as well as introducing the new product, fixed installation products, to the market.   Nuclear detectors had a steady growth, due to big demand from governmental applications. Nuclear products sales grew $129,449 or 13.7% in the 12 month period ending December 31, 2008, compared the same time period previous year.  We anticipate a significant growth to continue in our Radioactive Isotope Identifier products in 2009, as our existing and new products reach the growing market of homeland security as well as introducing new applications to all market segments.

Results of Operations

Total sales decreased $38,504 for the comparable 12 month period in 2008 from 2007.  Our gross profit margins decreased due to some higher than anticipated cost in both Nuclear and X-ray detector products group.  However, we were able to control operating expenses better, thereby reducing expenses for the year ended December 31, 2008, to $1,397,213 from $1,566,761 for the 2007 year end.   As a result of the reduced expenses our net loss narrowed to $583,950 for the calendar year 2008 from a net loss of $642,659 for the same period in 2007.

The narrowing of our loss was a reflection of the efforts to reduce our operating expenses, as well as move more profitable products from the research and development stage and early stage commercialization into market.. As we have had a chance to work on new applications, we will be able to reduce cost of goods sold and increase our gross profit margin.  We are hopeful, as our new applications gain more acceptance we are able to increase sales, improve cost of goods sold, and increase our gross margin.  We still will need increased sales to reach profitability and cover all of our operating cost.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $829,721 for calendar year 2007 to $730,546 for the calendar year 2008.  This reduction reflects the strong restructuring efforts of our management staff.  We expect general and administrative expenses to increase in future as we expand our sales revenues and our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the current operations and revenue, the limited cash on hand and the use of an outside auditors.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our established controls helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND COPRORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Princeton:

Name	Age	Position	Director Since
Juhani Taskinen	52	CEO, Director	2005
David Brown	36	Director	2005

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders.  The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Princeton does not have a standing audit, nominating or compensation committee.  The size of Princeton’s board has not permitted the board of directors to divide up some of the corporate governance provisions.  It is anticipated as our business expands, that board of director committees will be formed.  At this time, however, the exact timing and the nature of such committees is unknown.  Upon the closing of this offering, however, we will form an audit and compensation committee.  We currently have two independent directors and will seek additional directors with financial and accounting knowledge to serve on these committees.  At this time we do not know of any persons who will be nominated.

Biographical information

Set forth below is certain biographical information with respect to Princeton’s existing officer and director.

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

Trupti Mehta  - Ms. Mehta joined company in September 2007 and is our Principal Accounting Officer.  Prior to joining the Company she was the Finance Manager with Innovative Folding Cartons Co. Inc.  Ms. Mehta holds a Bachelors Degree in Accounting from the University of Bombay, India.

There are no family relationships among our officers and directors.

Our current directors are Messrs. Taskinen and Brown.  Under our bylaws, directors are elected annually at the annual meeting of shareholders to hold office for one year or until their successors are duly elected and qualified. We have not yet set the day for our first annual meeting of shareholders following this offering. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. The executive officers are appointed by the Board and serve at their discretion.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Princeton's Chief Executive Officer and each of the other executive officers that were serving as executive officers at December 31, 2008 (collectively referred to as the "Named Executives").  No other executive officer serving during 2006 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Juhani Taskinen, CEO	2008	0	0	0	0	0	66,000	66,000
	2007	--	--	--	$655	--	$144,000	$144,665
	2006	--	--	--	$8,666	--	$101,918	$110,584

 Juhani Taskinen’s consulting company, Finn-Partners, Inc., received $101,918 in consulting revenue from Princeton in 2006, $144,000 in 2007 and $66,000 in 2008; additionally Finn-Partners has accumulated $66,000 in unpaid compensation of  Mr.Taskinen.  Mr. Cox received contributions to his 401k of $4,200 in 2006.  We anticipate paying Mr. Taskinen similar compensation through Finn-Partners in upcoming periods as Mr. Taskinen continues to serve as our CEO.

Outstanding Equity Awards At Fiscal Year-End
Option Awards __________________						Stock Awards _______________
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Juhani Taskinen	350,000 30,000	-0-	-0-	$1.10 $1.10	12/31/2011 9/30/2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
David Brown	350,000 30,000	-0- -0-	-0- -0-	$1.10 $1.10	12/31/20011 12/31/20012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
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

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2008.

No other compensation arrangements exist between Princeton and our Directors.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juhani Taskinen	--	--	-	--	--	$66,000	$66,000
David Brown	--	--	-	--	--	=	0
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

Mr. Brown received no compensation in 2008, $2,771 in 2007 and $55,000 in 2006 in cash related to his marketing and sales work on our behalf.  Mr. Brown is involved in the marketing and sales for the Homeland Security marketplace.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 11,781,375  shares of common stock outstanding as of April 7, 2008, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders Finn-Partners, Inc.	5,640,000	47.87%
36 Lyndhurst, Newport Beach, CA 92660
Third Letter Corporation	1,600,000	13.58%
2955 Kerner Blvd #2 San Rafael CA 94901
Mikko Maijala	2,000,000	16.98%
Hietaniementie 14 A 02160 Espoo Finland
Ascendiant Capital Group, LLC	970,000	8.23%
18881 Von Karman Ave, Irvine CA 92612
Officers and Directors
Juhani Taskinen	5,640,000	47.87%
David Brown	1,600,000	13.58%
All directors and executive officers of the Company as a group (2 individuals)	7,240,000	61.45%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2008, and December 31, 2007:

Fee category                                2008                       2007
Audit fees                                 $8,052                     $9,940

Audit-related fees                    $     --                      $    --

Tax fees                                     $4,400                     $2,500

All other fees                            $     --                      $   --

Total fees                                  $12,452                   $12,440

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

             ITEM 15. EXHIBITS, Financial Statement Schedules.

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: April 15, 2009                                                                                     By Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date:  April 15, 2009                                                                                     By ________________________________
Trupti Mehta, Principal Accounting
Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009                                                                                     By David Brown
David Brown, Director

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

Contents

Report of Independent Registered Public Accounting Firm     4

Consolidated Financial Statements

Consolidated Balance Sheets                   5
Consolidated Statements of Operations               6
Consolidated Statement of Stockholders’ Equity        7
Consolidated Statements of Cash Flows              8
Notes to Consolidated Financial Statements           9

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Princeton Security Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Princeton Security Technologies, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007
Current
Cash	$40,490	$81,179
Accounts receivable (net of allowance for doubtful accounts of $16,426 and $26,533, respectively)	196,847	297,779
Inventory	460,741	724,731
Prepaid Expenses	54,059	33,633

Total Current Assets	752,137	1,137,322

Property, plant & equipment (net of depreciation of $1,353,231 and $1,328,878, respectively)	50,480	74,833
Deposits	11,450	-

Total Assets	$814,067	$1,212,155

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$554,972	$506,790
Accrued other liabilities	438	15,775
Accrued payroll expenses	9,747	-
Accrued vacation expenses	25,443	44,481
Deferred service contract revenue	-	583
Deferred sales revenue	31,679	81,091

Total Current Liabilities	622,279	648,720

Notes payable	212,303	-

Total Liabilities	834,582	648,720

Stockholders' Equity
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares in 2008 and 11,781,375 shares in 2007 issued and outstanding	11,781	11,781
Additional paid-in capital	1,406,959	1,406,959
Retained earnings (deficit)	(1,439,255)	(855,305)

Total Stockholders’ Equity	(20,515)	563,435

Total Liabilities and Stockholders’ Equity	$814,067	$1,212,155

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues
Sales (net of returns)	$2,504,321	$2,542,825
Costs of goods sold	1,664,992	1,623,894
Gross Profit	839,329	918,931

Expenses
Depreciation and amortization	24,354	23,700
Selling and marketing	251,346	321,975
General and administrative	730,546	829,721
Research and development	390,967	391,365
	1,397,213	1,566,761

Loss from operations	(557,884)	(647,830)

Other income/(expenses)	-	5,171
Loss on currency translation	(26,066)	-
Provision for income taxes	-	-

Net income (loss)	$(583,950)	$(642,659)

Basic and diluted net income (loss) per share of common stock	$(0.05)	$(0.06)

Weighted average number of common shares	11,781,375	11,555,504

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2006	11,500,000	$11,500	$1,281,112	$(212,646)	$1,079,966

Stock options granted on September 30, 2007	-	-	13,578	-	13,578

Stock issued for cash on October 20, 2007	281,375	281	112,269	-	112,550

Net loss for the year	-	-	-	(642,659)	(642,659)

Balance at December 31, 2007	11,781,375	11,781	1,406,959	(855,305)	563,435

Net loss for the year	-	-	-	(583,950)	(583,950)

Balance at December 31, 2008	11,781,375	$11,781	$1,406,959	$(1,439,255)	$(20,515)

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
2008		2007
Cash flow from operating activities
Net income (loss)	$(583,950)	$(642,659)
Depreciation and amortization	24,354	23,700
Provision for inventory reserves	-	(183,127)
Options expense issued as compensation	-	13,578
Provision for bad debt allowance	(10,107)	-
Change in non-cash working capital items:
Inventory	263,991	7,778
Accounts receivable	177,927	211,807
Prepaid expenses	(31,876)	17,181
Other receivables	(66,888)	3,354
Accounts payable	48,182	(162,948)
Accrued payroll	-	(42,043)
Accrued vacation expenses	-	(10,221)
Accrued expenses	(24,629)	(18,543)
Deferred services contracts	(583)	583
Deferred sales	(49,413)	40,170
Accrued warranty expenses	-	(20,314)
Cash flow used in operating activities	(252,992)	(761,704)

Cash flow from investing activities
Purchase of property and equipment	-	(8,240)
Cash flow provided by (used in) investing activities	-	(8,240)

Cash flow from financing activities
Proceeds from sale of common stock	-	112,550
Proceeds from notes payable	212,303	-
Cash flow provided by financing activities	212,303	112,550

Effect of rate change on cash	-	-

Increase in cash position	(40,689)	(657,394)

Cash position at beginning of period	81,179	738,573

Cash position at end of period	$40,490	$81,179

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

Note 1	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 08-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008 and 2007

Note 1	Summary of Significant Accounting Policies (continued)

Income taxes
The Company is subject to United States income taxes.

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The current year produced a deferred tax asset of approximately $204,383.  This is being fully offset with a valuation allowance for the same amount.

Other
The Company paid no dividends in 2008 or 2007.

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
December 31, 2008 and 2007

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

Note 4	Commitments

(1)	The Company entered into a new 61 month lease agreement for office space on January 9, 2006, expiring March 31, 2011.
(2)	The Company entered into a 38 month lease for a mail machine on January 2006. It requires a quarterly payment of $444.00 until March 2009.

The Company is required to make minimum lease payments over the remaining terms of the leases as follows:

2009	$ 321,922
2010	324,725
2011	81,181
Totals	$ 727,828

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008 and 2007

Note 5	Stockholder’s Equity

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

Stock Price	$0.408	Volatility	29.38%
Exercise Prices	$1.00 and $1.10	Discount Rate	4.35%
Term	5 Years

On October 20, 2007, the Company issued 281,375 shares of common stock for $112,550 in cash.

Note 6	Notes Payable

On July 21, 2008, the Company borrowed $153,920 on a short-term note payable with a term on 90 days.  It carried an interest rate of 24% .  It also carried an option to convert the debt to equity for 10% of the outstanding shares of common stock as of 7/21/08.  The note was not paid back upon its due date and the Company is currently in negotiations with the lender regarding its payback.  The lender has chosen not to exercise its right to convert the debt to stock.  The balance along with accrued interest at December 31, 2008 is $169,506.