Form 10-Q
period 2009-03-31
Princeton Security Technologies, Inc.
filed 2009-05-15
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
11,781,375 shares of $0.001 par value common stock on May 1, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$21,493	$40,490
Accounts Receivable	198,468	119,016
Other Receivables	77,831	77,831
Inventory	329,884	460,741
Other Current Assets	33,336	54,059

Total Current Assets	661,012	752,137

Property, Plant & Equipment (net of accumulated depreciation of $1,358,811 and $1,353,231 respectively)	44,900	50,480
Other Assets	15,111	11,450

Total Assets	$721,023	$814,067

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities	$549,819	$590,600
Other Current Liabilities	31,691	31,678
Short-Term Debt	207,513	212,303

Total Current Liabilities	789,023	834,581

Total Liabilities	789,023	834,581

STOCKHOLDERS’ DEFICIT
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 11,781,375 shares issued and outstanding for both March 31, 2009 and December 31, 2008	11,781	11,781
Additional paid-in capital	1,406,959	1,406,959
Retained earnings (deficit)	(1,486,740)	(1,439,254)

Total Stockholders’ Deficit	(68,000)	(20,514)

Total Liabilities and Stockholders’ Deficit	$721,023	$814,067

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
Revenues
Sales (net of returns)	$496,188	$704,908
Costs of goods sold	295,755	400,288
Gross Profit	200,433	304,620

Expenses
Depreciation and amortization	5,580	5,763
Selling and marketing	15,774	61,938
General and administrative	136,272	174,070
Research and development	79,743	94,951
	237,369	336,722

(Loss) from operations	(36,936)	(32,102)

Other income/(expenses)	0	172
Interest expense	(10,550)	0
Provision for income taxes	0	0

Net loss	$(47,486)	$(31,930)

Net loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,781,375	11,781,375

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ending March 31, 2009 and 2008

	2009	2008
Cash flow from operating activities
Net income/(loss)	$(47,486)	$(31,930)
Depreciation and amortization	5,580	5,764
Provision for allowance on accounts receivable	7,875	(2,232)
Change in non-cash working capital items:
Accounts receivable	(87,326)	(66,698)
Inventory	130,857	(15,470)
Prepaid expenses	20,723	(14,130)
Other assets	(3,661)	-
Accounts payable	(5,153)	(5,083)
Accrued expenses	(35,628)	13,048
Credit card payables	(4,790)	47,900
Deferred services contracts	-	(583)
Deferred sales	12	24,671
Cash flow used in operating activities	(18,997)	(44,743)

(Increase) decrease in cash position	(18,997)	(44,743)

Cash position at beginning of period	40,490	81,178

Cash position at end of period	$21,493	$36,435

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$10,550	$874
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending March 31, 2009 and 2008

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

Note 4                      Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash decreased by $18,997 at March 31, 2009 to $21,493.

Note 5                      Risks Related to Our Business

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

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Three Months ending March 31, 2009 and 2008

Note 6                      Limited Funds

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

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation sensor, Sodium Iodide and Lanthanum Bromide  scintillators, which are the  key component in  Gamma-ray detection systems.  We do also have an internal capability to process x-ray detectors, as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors.  These sensors are used to detect radioactive isotopes.

Currently, our product line includes the following component and detectors:

-	Category 1: Radioactive Isotope Identifier Products.
The current product is termed the SAM Defender.  This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface.  Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists.  This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes.  This product detects neutron and gamma radiation from over 100 isotopes. The SAM Defender was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment.  We have added last year a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in  e.g. building security applications,  hospitals , industrial applications and generally in security applications where an identified area or facility needs to be secured.

-	Category 2: Nuclear/ Gamma-ray detectors and spectrometers:
PGTI is one of the handful of companies worldwide that manufactures High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended March 31, 2009.

The Company’s accounting policies are more fully described in Note 1 of the December 31, 2008 consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided with specific long lead-time orders.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at March 31, 2009, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,762.

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

Our Business Growth

For the quarter ended March 31, 2009 our sales decreased to $496,188 from $704,908 for the quarter ended March 31, 2008.   Our gross profit decreased to $200,433 compared to the same period in 2008 when gross profits was $304,620.  Our Radioactive Isotope Identifier products sales had the biggest sales volume of all product categories,  totaling about 70% of the total sales ; the balance of our sales are evenly split between X-ray Detector sales and Nuclear Detectors products sales. The largest growth in the quarter ended March 31, 2009, was Radioactive Isotope Identifier Products, due to a new product introduction of Area Monitor and its applications, which is primarily being sold to the Homeland Security market.  We anticipate growth across our product line in 2009, as our existing and new products reach the growing market segments of homeland security and material research.

Results of Operations

Total sales decreased for the comparable quarterly periods in March 31, 2009 from 2008.  Our gross profit decreased by 34.2% compared to the same period in 2008.  However, we were able to control expenses better reducing expenses for the quarter ended March 31, 2009, to $237,367 from  $336,722 for the quarter ended March 31, 2008.   As a result of lower sales revenue our net loss was $47,486 for the quarter ended March 31, 2009 from a net loss of $31,930 for the same period in 2008.

The increased loss was a reflection of the lower sales revenue and decreased expenses. We continue to invest in our  research and development activities which partially affects our ability to increase net profit.   As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as improve the profitability, which can be reached with moderately higher sales revenue.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $174,070 for the quarter ended March 31, 2008 to $136,272 for the quarter ended March 31, 2009.  This reduction reflects the lowered salaries and reduction of administrative staff.  We expect general and administrative expenses to remain on this level in future quarters, however if the sales revenue increases  we may have to  expand our operations.

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

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through March 31, 2008, we raised approximately $1.42 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At March 31, 2009, we had working capital deficit of $128,011.  A component of our current liabilities as of March 31, 2009, was our accounts payable of $549,819.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $21,493 in cash, $198,468 in accounts receivable and our inventory is $329,884 so we will be dependent on collecting accounts receivable and selling our inventory to cover ongoing payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2009.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance; however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

Item 4                      Exhibit No.                                     Instruments Defining the Rights of Security HoldersLocation

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

Princeton Security Technologies, Inc.
(Registrant)

Date:                      May 15, 2009                                                        By:  /s/ Juhani Taskinen
       Juhani Taskinen, CEO and CFO