Form 10-Q
period 2009-06-30
Princeton Security Technologies, Inc.
filed 2009-08-17
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes [  ]  No  [  ]

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
12,100,375 shares of $0.001 par value common stock on August 17, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current Assets
Cash	$36,257	$40,490
Accounts receivable (net of allowance for doubtful accounts of $16,426 for both periods)	189,682	119,016
Other receivables	36,831	77,831
Inventory	398,226	460,741
Prepaid expenses	39,588	54,059

Total Current Assets	700,584	752,137

Property, plant & equipment (net of accumulated depreciation of $1,364,301 and $1,353,231 respectively)	39,410	50,480
Deposits	14,461	11,450

Total Assets	$754,455	$814,067

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$579,002	$554,972
Accrued other liabilities	6,087	10,185
Accrued vacation expenses	30,109	25,443
Deferred sales revenue	116,113	31,679

Total Current Liabilities	731,311	622,279

Notes payable	225,652	212,303
Total Liabilities	956,963	834,582

STOCKHOLDERS’ DEFICIT
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 12,100,375 and 11,781,375 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	12,100	11,781
Additional paid-in capital	1,486,390	1,406,959
Retained earnings (deficit)	(1,700,998)	(1,439,255)

Total Stockholders’ Deficit	(202,508)	(20,515)

Total Liabilities and Stockholders’ Deficit	$754,455	$814,067

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Revenues
Sales (net of returns)	$408,693	$707,785	$904,881	$1,412,693
Costs of goods sold	238,899	470,566	534,654	870,854
Gross Profit	169,794	237,219	370,227	541,839

Expenses
Depreciation and amortization	5,490	6,198	11,070	11,961
Selling and marketing	14,856	64,740	30,630	126,678
General and administrative	230,440	138,083	366,710	312,153
Research and development	108,858	125,830	188,601	220,781
Total Expenses	359,644	334,851	597,011	671,573

(Loss) from operations	(189,850)	(97,632)	(226,784)	(129,734)

Other income/(expenses)	(24,409)	(2,250)	(34,959)	(2,078)
Provision for income taxes	0	0	0	0

Net loss	$(214,259)	$(99,882)	$(261,743)	$(131,812)

Net loss per share of common stock	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares	11,811,924	11,781,375	11,796,734	11,781,375

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ending June 30, 2009 and 2008

	2009	2008
Cash flow from operating activities
Net income/(loss)	$(261,743)	$(131,812)
Depreciation and amortization	11,070	11,961
Provision for allowance on accounts receivable	-	(2,231)
Stock issued for services	79,750	-
Change in non-cash working capital items:
Accounts receivable	(70,666)	(105,689)
Other receivables and deposits	37,989	(88,167)
Inventory	62,515	102,210
Prepaid expenses	14,471	(34,541)
Accounts payable	60,226	95,705
Accrued expenses	(35,628)	32,919
Lines of credit	13,349	54,771
Deferred services contracts	-	(583)
Deferred sales	84,434	(2,991)
Cash flow used in operating activities	(4,233)	(68,448)

Cash flow provided by investing activities	-	-

Cash flow provided by financing activities	-	-

(Increase) decrease in cash position	(4,233)	(68,448)

Cash position at beginning of period	40,490	81,179

Cash position at end of period	$36,257	$12,731

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ending June 30, 2009 and 2008

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

Note 4                      Liquidity and Capital Resources

We have been able to finance our operations, capital expenditures and other liquidity needs through our cash flows generated from operations along with cash generated from sale of company stock.  Total cash decreased by $4,233 at June 30, 2009 to $36,257.

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
For the Six Months ending June 30, 2009 and 2008

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

Note 7                      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 17, 2009 and determined there are no events to disclose.

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
The current product is termed the SAM Defender.  This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface.  Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists.  This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes.  This product detects neutron and gamma radiation from over 100 isotopes. The SAM Defender was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment

We have added a Fixed Installation unit, called Area Monitor, to our product offering. It is being offered and used in building security applications, hospitals, industrial applications and generally in security applications where an identified area or facility needs to be secured.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes since the year ended December 31, 2008.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at June 30, 2009, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,061.

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

Our Business Growth

For the quarter ended June 30, 2009 our sales decreased to $408,693 from $707,785 for the quarter ended June 30, 2008.  Our gross profit decreased to $169,794 compared to the same period in 2008 when gross profits were $237,219.  Our Radioactive Isotope Identifier products sales had the biggest sales volume of all product categories,  totaling about 46% of the total sales; Nuclear Detectors sales was about 30% of the total sales and X-ray Detector sales was about 24% of the total sales for the quarter ended June 30, 2009. The largest growth in the six months ended June 30, 2009, was Radioactive Isotope Identifier Products, due to new product applications of Area Monitor family products, which mostly addresses Homeland Security market demand.  We anticipate growth across our product line in 2009, however biggest growth continues to be in Radioactive Isotope Identifier Product line, where we currently have a strong order backlog.

Results of Operations

Total sales decreased for the comparable quarterly periods in June 30, 2009 from 2008.  Our gross profit margins increased by 8% compared to the same period in 2008.  Our expenses increased by $24,793 due to some one time promotional fixed expenses of $79,750 compared to the quarter ended June 30, 2008, to $359,644 from  $334,851 for the quarter ended June 30, 2008.   As a result of lower sales revenue our net loss was $214,259 for the quarter ended June 30, 2009 from a net loss of $99,882 for the same period in 2008.

The increased loss was a reflection of the lower sales revenue and increased one time promotional expenses. We continue to invest in our research and development activities which partially affects our ability to increase net profit.   As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold.  We are hopeful, that as our R&D generates new products we will be able to increase sales as well as improve the profitability, which can be reached with moderately higher sales revenue.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses increased from $138,083 for the June 30, 2008 quarter to $230,440 for the quarter ended June 30, 2009.  This increase reflects the above mentioned one time promotional expenses.  We expect general and administrative expenses to decrease in future quarters, however if the sales revenue increases we may have to expand our operations.

Since we keep investing in R&D and are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the beginning of the first quarter as well as summer months in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through June 30, 2009, we raised approximately $1.486 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At June 30, 2009, we had negative working capital of ($30,727).  A component of our current liabilities as of June 30, 2009, was our accounts payable of $615,198.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $36,257 in cash, $189,682 in accounts receivable and our inventory is $398,226, so we will be dependent on collecting accounts receivable and selling our inventory to cover ongoing  payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

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

Off-Balance Sheet Arrangements

We have no off -balance sheet arrangements as of June 30, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

Princeton Security Technologies, Inc.
(Registrant)

Date:           August 17, 2009                                                                By:  /s/ Juhani Taskinen
       Juhani Taskinen, CEO and CFO