Form 10-Q
period 2009-09-30
Princeton Security Technologies, Inc.
filed 2009-11-16
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been fazed into the Interactive Data reporting system.
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
12,100,375 shares of $0.001 par value common stock on November 1, 2009

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current Assets
Cash	$116,406	$40,490
Accounts receivable (net of allowance for doubtful accounts of $16,426 for both periods)	173,686	119,016
Other receivables	18,831	77,831
Inventory	304,638	460,741
Prepaid expenses	44,951	54,059

Total Current Assets	658,512	752,137

Property, plant & equipment (net of accumulated depreciation of $1,366,534 and $1,353,231 respectively)	37,177	50,480
Deposits	49,282	11,450

Total Assets	$744,971	$814,067

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$583,053	$554,972
Accrued other liabilities	906	10,185
Accrued vacation expenses	33,988	25,443
Deferred sales revenue	91,290	31,679

Total Current Liabilities	709,237	622,279

Notes payable	235,105	212,303
Total Liabilities	944,342	834,582

STOCKHOLDERS’ DEFICIT
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 12,100,375 and 11,781,375 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	12,100	11,781
Additional paid-in capital	1,486,390	1,406,959
Retained earnings (deficit)	(1,697,861)	(1,439,255)

Total Stockholders’ Deficit	(199,371)	(20,515)

Total Liabilities and Stockholders’ Deficit	$744,971	$814,067

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For theThree Months Ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Revenues
Sales (net of returns)	$595,833	$594,654	$1,500,714	$2,007,347
Costs of goods sold	372,320	441,474	906,974	1,312,328
Gross Profit	223,513	153,180	593,740	695,019

Expenses
Depreciation and amortization	2,233	6,195	13,303	18,153
Selling and marketing	19,102	71,159	49,732	197,840
General and administrative	88,443	130,946	455,153	443,099
Research and development	96,139	97,571	284,740	318,352
Total Expenses	205,917	305,871	802,928	977,444

Gain (loss) from operations	17,596	(152,691)	(209,188)	(282,425)

Other income/(expenses)	(14,459)	(3,680)	(49,418)	(5,758)
Provision for income taxes	0	0	0	0

Net income (loss)	$3,137	$(156,371)	$(258,606)	$(288,183)

Net income (loss) per share of common stock	$0.00	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares	12,100,375	11,781,375	11,899,060	11,781,375

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ending September 30, 2009 and 2008

	2009	2008
Cash flow from operating activities
Net loss	$(258,606)	$(288,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,303	18,157
Provision for allowance on accounts receivable	-	(2,232)
Accrued interest	27,630	-
Stock issued for services	79,750	-
Change in non-cash working capital items:
Accounts receivable	(54,670)	44,213
Other receivables and deposits	21,168	(87,781)
Inventory	156,103	109,536
Prepaid expenses	9,108	(35,026)
Accounts payable	28,081	20,984
Accrued expenses	(734)	(24,708)
Lines of credit	(4,828)	210,607
Deferred services contracts	-	(4,708)
Deferred sales	59,611	(27,131)
Cash flow used in operating activities	75,916	(66,272)

Cash flow provided by investing activities	-	-

Cash flow provided by financing activities	-	-

(Increase) decrease in cash position	75,916	(66,272)

Cash position at beginning of period	40,490	81,179

Cash position at end of period	$116,406	$14,907

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,788	$5,758
Income taxes	$-	$-

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

We recognize revenue in accordance with FASC 605-10-S25,“Revenue Recognition. Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided with specific long lead time orders.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at September 30, 2009, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,901.

We account for income taxes in accordance with FASC 718-740-20, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

For the quarter ended September 30, 2009 our sales increased to $595,833 from $594,654 for the quarter ended September 30, 2008.  Our gross profit increased to $223,513 compared to the same period in 2008 when gross profits were $153,180.  Our Radioactive Isotope Identifier products sales had the biggest sales volume of all product categories,  totaling about 54% of the total sales; Nuclear Detectors sales was about 34% of the total sales and X-ray Detector sales was about 12% of the total sales for the quarter ended September 30, 2009. The largest growth in the nine months ended September 30, 2009, was Radioactive Isotope Identifier Products, due to new product applications of Area Monitor family products, which mostly addresses Homeland Security market demand as well as nuclear power plant security applications.  We anticipate growth across our product line in 2009, however biggest growth continues to be in Radioactive Isotope Identifier Product line, where we still have a strong order backlog.

Results of Operations

Total sales increased for the three month period ending September 30, 2009. Sales increased from $594,654 to $595,833  compared to the same period during 2008.  Our gross profit margin increased by 45.9% compared to the same period in 2008.  Our expenses decreased by $99,949, or 32.7%, compared to the quarter ended September 30, 2008, from $305,871to $205,922  for the quarter ended September 30, 2009.  The reduction in expenses for the quarter was due to overall cost cutting implemented by the company earlier in 2009.  As a result of lower expenses and  an increase in sales, the net profit was  $3,137 for the quarter ended September 30, 2009 from a net loss of $156,371 for the same period in 2008.

Total sales decreased $506,633 for the comparable nine months ending September 30, 2009 from 2008. Our gross profit margins increased 5% due to more profitable SAM Isotope Identifier sales. Our expenses decreased by $174,516 for the comparable  nine months ending September 30, 2009 from 2008 reducing expenses for the nine months in 2009  to $802,928 from $977,444  for the nine months ending September 30, 2008 . As a result of the reduced expenses our net loss narrowed to $258,606 for the nine months ending September 30, 2009 from $288,183 in 2008. The deceased loss was a reflection of reduced expenses with higher gross margin but lower sales volume.    We continue to invest in our research and development activities which partially affects our quarterly profitability but is an essential part of our long term strategy.  We have been able to reduce our cost of goods sold and will continue to keep working on that.  We are hopeful, as our R&D will generate new products, we are able to increase sales as well as improve the profitability which can be reached with moderately higher sales revenue.

We anticipate general and administrative expenses to remain at present levels or slightly higher in the future.  General and administrative expenses decreased 53.7% from $130,946for the September 30, 2008 quarter to $85,161 for the quarter ended September 30, 2009.  We expect general and administrative expenses to remain at present level in future quarters, however if the sales revenue increases we may have to expand our operations.

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

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through September 30, 2009, we raised approximately $1.486 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

At September 30, 2009, we had negative working capital of $50,725.  A big component of our current liabilities as of September 30, 2009, was our accounts payable of $583,053.  We feel we will be able to service ongoing payables with current revenue and existing capital.  Our current assets consist of  $116,406 in cash, increase of $75,916 from the previous quarter, $173,686 in accounts receivable and our inventory was $304,638  so we will be dependent on collecting accounts receivable and selling our inventory to cover ongoing  payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

We anticipate the same level of profitability to continue for the year but to increase as our sales begin to expand.  However, it is our goal to increase marketing and sales which will require additional capital beyond any revenue anticipated. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.  We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2009.

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

This item is not required for Small Reporting Companies.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We sold 319,000  restricted common shares  during the nine months ended September 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

The proceeds from sold shares were being used for sales and promotional purposes of the company. The shares were issued directly to the vendors of the company.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Princeton Security Technologies, Inc.
(Registrant)

Date:           November 16, 2009                                                                           By:  /s/ Juhani Taskinen
                Juhani Taskinen, CEO and CFO