Form 10-K
period 2009-12-31
Princeton Security Technologies, Inc.
filed 2010-05-14
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2009

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number       333-141482

Princeton Security Technologies, Inc.
(Exact name of registrant as specified in charter)

Nevada	20-5506885
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ]   No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the OTCBB with $0.07 bid and $0.2 ask.  The bid on May 12th, 2010, was $0.07 giving the shares held by non-affiliates a market value of $960,996.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of May 12th, 2010, the Registrant had 13,728,513 shares of common stock issued and outstanding.

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

Overview

Princeton was founded in February 2005 to acquire the detector and microanalysis business of Outokumpu Oyj.  In February 2005, Princeton completed the acquisition of the detector and microanalysis business from a subsidiary of Outokumpu Oyj.  As part of the acquisition of the business, Princeton retained the management and scientific staff of the subsidiary’s detector business unit to continue to operate the detection and microanalysis business.  Additionally, Princeton assumed the lease on the premises occupied by Outokumpu Oyj.  The facilities were located in Rocky Hill, New Jersey and served as the company’s offices, manufacturing and research facilities.  In March 2006, Princeton moved its offices to 303C College Road East, Princeton, New Jersey where its management, manufacturing and research and development are currently located.

As part of the goal in acquiring the detector business, following the acquisition, Princeton divested the Microanalysis business to a subsidiary of Bruker Biosciences Corp. so that management could focus on, what it believed to be, the more profitable detector business within the Homeland Security industry.

In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc.  Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly owned subsidiary of the Nevada corporation.  The creation of a Nevada parent corporation was accomplished as part of Princeton’s ongoing efforts to start seeking equity investments from outside investors.   Princeton offices and facilities will continue to be located in Princeton, New Jersey.   Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detectors and Spectroscopy systems, Radioactive Isotope Identifier products. Our products detect radioactive and other nuclear materials in various security and environmental settings.

Products

Through the purchase of the detector business, Princeton acquired X-ray and Gamma-ray Detectors and Spectroscopy systems, and Radioisotope Identifier products.  More importantly, we also acquired the management and scientific teams responsible for the development of this technology.  Currently we produce both individual detection units as well as component parts for larger units manufactured and sold by other companies.

The uses for our products encompass a variety of industrial, commercial and security concerns ranging from the homeland security need to detect concealed radioactive material, to silicon wafer fabrication companies that use our products and components to analyze silicon wafers for defects.

The nature of our technology allows our products to encompass a variety of uses.   Our products typically have three basic technologies that can be combined to create a detection unit or system.  Each of our products contains a sensor or a detector, electronic circuitry to process the signal from the sensor and firmware or software to analyze and  interpret the processed signal.  Princeton has design, development and manufacturing capability in all three technology areas.  By focusing on these three core competencies used in detectors and components, we are able to design products for multiple industries and users.

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation detector, Sodium Iodide and Lanthanum Bromide scintillators, which are the key component in Gamma-ray detection systems.  We do also have an internal capability to process x-ray detectors, as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors.  These sensors are most frequently used to detect radioactive isotopes.

Currently, our product line includes the following component and detectors:

-	Category 1: Radioactive Isotope Identifier Products.
The current product is termed the SAM Radioactive Isotope Identifiers (RIID).  This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface.  Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists.  This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes.  This product detects neutron and gamma radiation from over 100 isotopes. The SAM was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment.

We introduced recently a Fixed Installation unit , called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications ,  hospitals , industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is a vehicle and cargo Portal monitoring for security purposes.

-	Category 2: Nuclear/ Gamma-ray detectors and spectrometers:
Princeton is one of the handful of companies worldwide that manufacturs High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

-	Category 3: X-ray detectors and spectrometers.
These products address the research and industrial analysis need in the Microanalysis or XRF market. The Microanalysis Market is the branch of industry and scientific research that requires the non-destructive analysis of materials on a sub-millimeter dimensional scale.

The non-destructive testing of materials by X-ray analysis utilizes a range of detector products from small hand-held units to large systems installed on a Synchrotron and used for the fundamental research of materials.  Princeton supplies both detector components as an OEM supplier and also complete X-ray spectrometer systems.  Applications include quality control (e.g., for Silicon wafer fabrication), fundamental material research (e.g., on a synchrotron), and industrial control and monitoring, (e.g., engine wear analysis). A typical application is analyzing various metals for quality or research purposes.

Markets

The market for our products is broad and encompasses both industrial, commercial and security concerns.  Although our products are sold world-wide, current emphasis by the United States government on homeland security measures leads us to believe the US market will be strong for many of our detectors.

Our hand held and fixed installation detectors have the ability to check for various radiation in packages, containers or environmental areas.  This will allow them to be used for multiple purposes including use by homeland security companies in checking for items such as dirty bombs.

Homeland Security market generally includes: law enforcement authorities, first responders, HAZMAT teams, governmental agencies and companies that work with such agencies.  This is a growing marketplace particularly in the realm of radiation and special nuclear material detection.  SAM Isotope Identifier , Area Monitors and as well as  some High Purity Germanium detectors are targeting this segment, which is sizeable enough to support several players.

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

Given our relative size versus our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitors’ larger detection units.  We believe, however, that our technology and experience in the detection industry allows us to be competitive in our markets.  However, until we have more funding, we will be limited in our ability to expand our market penetration and to be able to introduce new products.

We believe our main competitors are ICX Technologies , a publicly held US company, with a large selection of radiation detection products and technology ; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in larger nuclear projects and Radiation Identifying detector technology to the Homeland Security market ; Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market and Thermo Fisher Scientific , a large US based publicly held company , which sells Isotope Identifiers as well as other Homeland Security technology products.

In addition to the above competitors, there are several other companies that offer competing products in each of our market segments.  Given the complexity of our products, we do not foresee substantial new competitors entering the broad market but instead see the current competitors becoming more aggressive as the markets continue to expand.

Future Growth Plans and Markets

By purchasing complex technology developed over the last thirty years, we believe we have the capability to enter into a growing marketplace in the Homeland Security as well as overall detector field.  We are hopeful we can provide improved focus to products and related technology that was not receiving the attention or funding it required while operating as a subsidiary of a large multinational company whose primary focus was moving in another direction.  We have spent the last three years improving upon the technology acquired; further developing new innovative products and refocusing our strategy on the growing need for sophisticated and dedicated detection units and components.  We are hopeful this focus will allow us to be at the forefront of increased spending on detection devices for the commercial and homeland security markets.  Two markets we see as new uses for our products are in the homeland security marketplace where there is an increasing need for dangerous radioactive and nuclear material to be identified by several authorities; and in the “quality control” area where testing equipment has become a crucial part of the manufacturing process.

Although security issues have been around before, there is a new and on-going need to be able to detect various   radioactive isotopes in different security and environmental settings.  This marketplace is expanding throughout the world.  This need is being created not only from the fear of terrorism but also from the expansion of the use of various chemicals and radiation in the manufacturing environments and the need to assure radiation is not being released inadvertently into the environment.  We have created several detectors and related components aimed directly at this need and will continue to work on the development of even more sophisticated devices for this expanding market.

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

Our marketing strategy includes a number of defined processes, and will leverage existing marketing plans from Princeton and affiliate companies.  Campaigns run on a regular basis will include a tradeshow schedule, direct mail, email, telemarketing and direct sales calls, user groups and radiation detection workshops.  Furthermore, our marketing efforts will also introduce a one-to-one customer driven outline to address the network and support needs of each customer.

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

We will closely integrate all of our marketing and sales efforts to project a consistent image of our company and a consistent positioning of our products and services.  Furthermore, to support our marketing initiatives and effect legislative actions, we plan to participate in several Washington DC based DHS (Department of Homeland Security) events directly or indirectly via our partners and consultants, and utilize a lobbyist in Washington DC with contacts in the security business.

Our sales strategy includes focusing initial efforts on the top level decision maker or influencer at each targeted government agency.  Princeton will also work with DHS to determine which government agencies are appropriate for immediate deployment of advanced technology.

We plan to use the following business development strategies:

1)  Use internal contacts in government agencies to identify key people  in network solution discussions. Once this person is identified, they will then be qualified to determine if there is sales potential in their working group.

2)  Once the proper Points of Contact have been qualified, an account executive or our partners will present the technology and overcome sales objections. During this time the sales person will confirm the details of the opportunity, if any.  Onsite demonstrations will be critical in customer acceptance.

3)  Onsite demonstrations will include an account executive and possibly a sales engineer.  We currently sell to several state and federal agencies including the Environmental Protection Agency, Deportment of Energy, NASA, NIST , PNNL, Los Alamos National Laboratory, Princeton Plasma Physics Lab, Idaho National Lab, US Geological Survey, Niagra County Health Dept. and the City of Englewood NJ.

Manufacturing, Supplies, and Quality Control

Princeton utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics.  Princeton possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion.  Princeton holds NRC radioactive material licenses for all typical radioactive sources used for the test and calibration of gamma-ray detectors, and carries an inventory of over 60 sources for this purpose.  Electronics assembly is mostly outsourced but with small-scale in-house capability including full assembly and testing of our manufactured instrumentation.  Our radiation detector manufacturing equipment is suitable and adequate for the current manufacturing plans.  Other manufacturing requirements resulting from business expansion, such as electronic modules, will be outsourced.

We gained ISO 9001:2000 Quality Control certifications in 2004, and will be seeking re-certification in the event of a major contract requirement.

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

Research and Development

Princeton’s engineering and technical staff have over 200 years combined experience in gamma-ray and X-ray spectroscopy including detector development, signal processing and firmware/software development.  Engineering modeling tools include detector simulation software, graphic display simulators, Computer Aided Design packages for electronics and mechanical assembly, and a suite of firmware development tools.

In addition to Princeton’s own R&D staff, it regularly uses subcontracting in software, hardware and design tasks related to new and existing product development projects.

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

As of May 12, 2010, we are currently in compliance with all state and federal agencies.

Employees

As of May 10, 2010, we had 10 full time employees and 4 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 2. PROPERTIES

PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics.  Princeton possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion.   We lease this facility at an average rate of $20,000 per month and our lease has a term extending through March 31, 2011.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced to trade on the “OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the first quarter of 2008 under the symbol “PSGY.”  Since the shares have only been reported since the first quarter of 2008, bid and ask prices are not available for the prior two years or last quarter.  The bid and ask price since the trading began has ranged from $0.04 to $1.25.  Trading prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  As of May 12, 2010, the bid and ask price for our stock was $0.07and $0.2 and the last trading price $0.19.

Quarter Ended	High Price	Low Price
March 31, 2010	$0.05	$0.05
December 2009	$1.01	$1.01
September 2009	$0.40	$0.4
June 2009	$0.51	$0.51
March 2009	$0.50	$0.50

Holders.

The number of record holders of our common stock as of May12, 2010, was approximately 66.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$1.078	15,328,513
Total	1,600,000	$1.078	14,328,513

Recent Sales of Unregistered Securities.

In September 2006, Princeton was incorporated for the purpose of acting as the parent corporation of Princeton Gamma Tech Instruments, Inc.  As part of this reincorporation, the shareholders of Princeton Gamma Tech Instruments, Inc. received shares of Princeton for their shares in Princeton Gamma Tech Instruments, Inc.  Thereafter Princeton raised approximately $1.3 million through the sale of shares of its common stock.  We incorporated in Nevada with a parent subsidiary relationship in an effort to provide more corporate flexibility for future operations.  By having a parent subsidiary relationship, we feel we can provide flexibility in creating additional subsidiaries to house new products, offshore sales initiatives and potential new acquisitions if they should become available.

Use of Proceeds of Registered Securities.

Proceeds from the sale of registered securities received during the year ended December 31, 2007, totaled $112,550. These funds were primarily used for operating capital.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $2,036,643 for 2009 and $2,504,321 for 2008.  We had a net loss of $420,823 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $21,333 and working capital of $157,566.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$2,036,643	$2,504,321
General and Administrative Expenses	619,618	730,546
Net Loss	420,823	583,950
Basic Income (Loss) per Share	(0.03)	(0.05)
Diluted Income (Loss) per Share	(0.03)	(0.05)
Weighted Average Number of Shares Outstanding	12,119,932	11,781,375
Weighted Average Number of Fully Diluted Shares Outstanding	12,119,932	11,781,375
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$519,180	$752,137
Total Assets	548,154	814,067
Total Current Liabilities	422,736	622,279
Working Capital	157,566	129,858
Stockholders’ Equity (Deficit)	86,540	(20,515)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation.

General

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2009.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, at December 31, 2009, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,650.

We account for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes” (ASC Topic 740).  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

For the 12 month period ending December 31, 2009 our sales decreased to $2,036,6434 from $2,504,321.   Although sales decreased, our net loss decreased to $420,823 compared to the same 12 months period in 2008 when our net loss was $583,950.  Our Radioactive Isotope Identifiers s had the biggest sales volume of all product categories with the sales of $1,091,708, and the second biggest category is the Nuclear products with the sale of $575,928 for the 12 month period. The third largest sales category are X-ray Detectors. The largest growth for the 12 month period was in Radioactive Isotope Identifiers, where the sales grew to $1,091,708 from $803,482 which is 36% growth. This was due to an enhanced sales distribution as well as introducing the new products and applications to the market, such as GPS capabilities and Neutron Detection for Radioactive Isotope Identifier market.   Nuclear detectors did not grow the 12 month period. Nuclear products sales decreased $499,344 or 46% in the 12 month period ending December 31, 2009, compared the same time period previous year.  We anticipate a significant growth to continue in our Radioactive Isotope Identifier products in 2009, as our existing and new products will be introduced to the growing market of homeland security.  We also expect Nuclear Products to grow because of new products will be introduced by mid 2010 to the market.

Results of Operations

Total sales decreased $467,678 for the comparable 12 month period in 2009 from 2008.  Our gross profit margin improved to 39.3% due to better profitability in the growing Radioactive Isotope Identifier category.  We continued   to control operating expenses better, thereby reducing expenses for the year ended December 31, 2009, to $1,081,853 from $1,397,213 for the 2008 year end.   As a result of the reduced expenses our net loss narrowed to $420,823 for the calendar year 2009 from a net loss of $583,950 for the same period in 2008.

The narrowing of our loss was a reflection of the efforts to reduce our operating expenses, as well as move more profitable products from the research and development stage and early stage commercialization into market. As we have had a chance to work on new applications, we will be able to reduce cost of goods sold and increase our gross profit margin.  We are hopeful, as our new applications gain more acceptance we are able to increase sales, improve cost of goods sold, and increase our gross margin.  We still will need increased sales to reach profitability and cover all of our operating cost.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $730,546 for calendar year 2008 to $619,618 for the calendar year 2009.  This reduction reflects the strong restructuring efforts of our management staff.  We expect general and administrative expenses to increase in future as we expand our sales revenues and our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2009.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an attorney and a consultant, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our established controls helps mitigate this potential weakness.

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

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND COPRORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Princeton:

Name	Age	Position	Director Since
Juhani Taskinen	53	CEO, Director	2005
David Brown	38	Director	2005

The term of office of each director is one year and until his or her successor is elected at the annual shareholders' meeting and is qualified, subject to removal by the shareholders.  The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Princeton does not have a standing audit, nominating or compensation committee.  The size of Princeton’s board has not permitted the board of directors to divide up some of the corporate governance provisions.  It is anticipated as our business expands, that board of director committees will be formed.  At this time, however, the exact timing and the nature of such committees is unknown.  We will form an audit and compensation committee.  We currently have one independent director and will seek additional directors with financial and accounting knowledge to serve on these committees.  At this time we do not know of any persons who will be nominated.

Biographical information

Set forth below is certain biographical information with respect to Princeton’s existing officer and directors.

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

David Brown -- Mr. Brown joined us in March 2005 as an investor and in April 2005 became a member of our board of directors. Mr. Brown has been the President of Berkeley Nucleonics Corporation since 1993. Berkeley Nucleonics specializes in nuclear detection products and instruments for Federal agencies, such as the US Secret Service, FBI, and Department of Defense as well as to the Homeland Security market. Berkeley Nucleonics has grown steadily during Mr. Brown’s presidency and has also expanded to the international market.  Mr. Brown holds a BA in Entrepreneurial Management from San Francisco State University.

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

Code of Ethics.

We are in the process of establishing a code of ethics and should have it in place during the second quarter of 2010.

Nominating Committee.

We have not established a Nominating Committee because we believe that our two member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee.

We do not have an Audit Committee separate from our Board of Directors because of our present limited operations.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Princeton's Chief Executive Officer and each of the other executive officers that were serving as executive officers at December 31, 2009 (collectively referred to as the "Named Executives").  No other executive officer serving during 2009 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Juhani Taskinen, CEO	2009	0	0	0	0	0	$144,000	$144,000
	2008	--	--	--	0	--	$132000	$132,000
	2007	--	--	--	$655	--	$144,000	$144,665

 Juhani Taskinen’s consulting company, Finn-Partners, Inc., received $144,000 in revenue from Princeton in 2007, $132,000 in 2008 and $144,000 in 2009.  We anticipate paying Mr. Taskinen similar compensation through Finn-Partners in upcoming periods as Mr. Taskinen continues to serve as our CEO.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Juhani Taskinen	350,000 30,000	-0-	-0-	$1.10 $1.10	12/31/2011 9/30/2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
David Brown	350,000 30,000	-0- -0-	-0- -0-	$1.10 $1.10	12/31/20011 12/31/20012	-0- -0-	-0- -0-	-0- -0-	-0- -0-
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

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2009.

No other compensation arrangements exist between Princeton and our Directors.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	OptionAwards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juhani Taskinen	--	--	-	--	--	$144,000	$144,000
David Brown	--	--	-	--	--	$27,494	$27,494
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

Mr. Brown received $27,494 in compensation in 2009 via his wholly owned company Berkeley Nucleonics Corporation , no compensation 2008 ;  and $2,771 in 2007 in cash related to his marketing and sales services on our behalf.  Mr. Brown is involved in the marketing and sales for the Homeland Security marketplace.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10th, 2010, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Princeton to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Princeton and all executive officers and directors of Princeton as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 13,728,513  shares of common stock outstanding as of May 10 ,2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders Finn-Partners, Inc./Juhani Taskinen	5,634,000	41.04%
Newport Beach, California
Third Letter Corporation	1,600,000	11.65%
San Rafael California
Mikko Maijala	2,000,000	14.57%
Espoo Finland
Ascendiant Capital Group, LLC	970,000	7.07%
Irvine California
Officers and Directors
Juhani Taskinen	5,634,000	41.03%
David Brown	1,600,000	11.65%
All directors and executive officers of the Company as a group (2 individuals)	7,234,000	52.69%
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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2009, and December 31, 2008:

Fee category	2009	2008
Audit fees	$21,000	$21,000
Audit-related fees	$ --	$ --
Tax fees	$4,000	$4,000
All other fees	$ --	$ --
Total fees	$25,000	$25,000

Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or  engagements.

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: May 14, 2010                                                                                      By Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date:  May 14, 2010                                                                                     By Trupti Mehta
Trupti Mehta, Principal Accounting
Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2010                                                                                       By David Brown
David Brown, Director

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Princeton Security Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Princeton Security Technologies, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton Security Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
May 13, 2010

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
Current
Cash	$21,333	$40,490
Accounts receivable (net of allowance for doubtful accounts of $16,426 and $16,426, respectively)	265,006	196,847
Inventory	199,949	460,741
Prepaid Expenses	32,892	54,059
Total Current Assets	519,180	752,137

Property, plant & equipment (net of depreciation of $1,375,337 and $1,353,231, respectively)	28,374	50,480
Deposits	600	11,450
Total Assets	$548,154	$814,067

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$321,701	$554,972
Accrued other liabilities	534	438
Accrued payroll expenses	-	9,747
Accrued vacation expenses	27,594	25,443
Credit line advances	38,878	41,954
Warranty reserve	10,500	-
Deferred sales revenue	62,407	31,679
Total Current Liabilities	461,614	664,233

Notes payable	-	170,349
Total Liabilities	461,614	834,582

Stockholders' Equity (Deficit)
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 13,703,513 shares and 11,781,375 shares in 2009 and 2008 issued and outstanding, respectively	13,703	11,781
Additional paid-in capital	1,932,915	1,406,959
Retained earnings (deficit)	(1,860,078)	(1,439,255)
Total Stockholders’ Equity (Deficit)	86,540	(20,515)

Total Liabilities and Stockholders’ Equity (Deficit)	$548,154	$814,067

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues
Sales (net of returns)	$2,036,643	$2,504,321
Costs of goods sold	1,236,039	1,664,992
Gross profit	800,604	839,329

Expenses
Depreciation and amortization	22,106	24,354
Selling and marketing	95,909	251,346
General and administrative	619,618	730,546
Research and development	344,220	390,967
	1,081,853	1,397,213

Loss from operations	(281,249)	(557,884)

Other income/(expenses)	(136,478)	-
Loss on currency exchange	(3,096)	(26,066)
Provision for income taxes	-	-

Net income (loss)	$(420,823)	$(583,950)

Basic and diluted net income (loss) per share of common stock	$(0.03)	$(0.05)

Weighted average number of common shares	12,119,932	11,781,375

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2008

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity (deficit)

Balance at December 31, 2007	11,781,375	$11,781	$1,406,959	$(855,305)	$563,435

Net loss for the year	-	-	-	(583,950)	(583,950)

Balance at December 31, 2008	11,781,375	11,781	1,406,959	(1,439,255)	(20,515)

Stock issued for services	344,000	344	91,906	-	92,250

Stock issued for conversion of debt	1,578,138	1,578	434,050	-	435628

Net loss for the year	-	-	-	(420,823)	(420,823)

Balance at December 31, 2009	13,703,513	$13,703	$1,932,915	$(1,860,078)	$86,540

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flow from operating activities
Net income (loss)	$(420,823)	$(583,950)
Depreciation and amortization	22,106	24,354
Provision for inventory reserves	26,000	-
Stock issued for services	92,250	-
Provision for bad debt allowance	-	(10,107)
Change in non-cash working capital items:
Inventory	234,792	263,991
Accounts receivable	(145,990)	177,927
Prepaid expenses	32,017	(31,876)
Other receivables	77,831	(66,888)
Accounts payable	(33,271)	48,182
Accrued payroll	-	-
Accrued vacation expenses	-	-
Accrued expenses	54,703	(24,629)
Deferred services contracts	-	(583)
Deferred sales	30,728	(49,413)
Accrued warranty expenses	10,500	-
Cash flow used in operating activities	(19,157)	(252,992)

Cash flow from investing activities
Purchase of property and equipment	-	-
Cash flow provided by investing activities	-	-

Cash flow from financing activities
Proceeds from notes payable	-	212,303
Cash flow provided by financing activities	-	212,303

Decrease in cash position	(19,157)	(40,689)

Cash position at beginning of year	40,490	81,179
Cash position at end of year	$21,333	$40,490

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Stock issued for conversion of debt	$435,628	$-

See Notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Currency
The functional currency of the Company’s former subsidiary, Princeton Gamma-Tech (UK) Limited is the British Pound. Assets and liabilities of the subsidiary in the accompanying consolidated financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period. Related translation adjustments are reported as other comprehensive income (loss), a component of stockholders’ equity.  The Company sales to foreign customers and these transactions are often paid in foreign currencies.  The Company recognizes a gain or loss on the currency exchange in the statement of operations on these transactions as they happen.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009 and 2008

Note 1	Summary of Significant Accounting Policies (continued)

Earnings Per Share
The Company accounts for earnings per share under the provisions of ASC Topic 260, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as the inclusion of unissued warrants and options in the denominator would be anti-dilutive.

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

Fair Value of Financial Instruments
The Financial Accounting Standards Board (“FASB”) issued ASC Topic 825, Disclosure About Fair Value of Financial Instruments. ASC Topic 825 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009 and 2008

Note 1	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements
In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820). Which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-18 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Income taxes
The Company is subject to United States income taxes.

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The current year produced a deferred tax asset of approximately $147,288.  This is being fully offset with a valuation allowance for the same amount.

Other
The Company paid no dividends in 2009 or 2008.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009 and 2008

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

Note 4	Commitments

The Company entered into a new 61 month lease agreement for office space on January 9, 2006, expiring March 31, 2011.

The Company is required to make minimum lease payments over the remaining terms of the leases as follows:

2010	$ 324,725
2011	81,181
Totals	$ 405,906

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009 and 2008

Note 5	Stockholder’s Equity

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

In June 2009, the Company issued 319,000 shares of common stock to two vendors in accordance with consulting agreements between such vendors and the Company.  These shares were valued at $79,750.  In December 2009, the Company issued 25,000 shares of common stock to a vendor in accordance with a consulting agreement between such vendor and the Company.  These shares were valued at $12,500.

On December 30, 2009, Company converted its liability to its landlord in Princeton, New Jersey by issuing 400,000 of its common shares. The total amount of converted liability was $240,239.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009 and 2008

Note 6	Notes Payable

On July 21, 2008, the Company borrowed $153,920 on a short-term note payable with a term on 90 days.  It carried an interest rate of 24%.  It also carried an option to convert the debt to equity. The debt and all the accrued interest were converted into the Company’s common stock on December 8, 2009, when Company issued 1,178,138 restricted shares to the lender.

Note 7	Related Party Transactions

The Company’s president is treated as a consultant.  Per a consulting agreement approved by the board of directors, the Company pays him $12,000 per month for his consulting services and reimburses him for travel related expenses.  There was a balance owed to the president included in accounts payable of $14,000 and $79,217 as of December 31, 2009 and 2008, respectively.

Note 8	Subsequent Events

In January 22, 2010, the Company issued 25,000 shares of common stock to its employee in accordance with an agreement between such employee and the Company.  These shares were valued at $6,000.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no other events that require disclosure.