Form 10-Q
period 2010-03-31
Princeton Security Technologies, Inc.
filed 2010-05-24
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141482

Princeton Security Technologies, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-5506885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

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
13,728,513 shares of $0.001 par value common stock on May 24, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash	$18,922	$21,333
Accounts receivable (net of allowance for doubtful accounts of $16,426 for both periods)	201,591	265,006
Other receivables	12,096	-
Inventory	255,105	199,949
Prepaid expenses	24,896	32,892

Total Current Assets	512,610	519,180

Property, plant & equipment (net of accumulated depreciation of $1,380,856 and $1,375,337 respectively)	22,855	28,374
Other assets	-	600

Total Assets	$535,465	$548,154

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$318,302	$321,701
Accrued other liabilities	-	534
Credit line advances	38,878	38,878
Accrued warranty liability	7,875	10,500
Accrued vacation expenses	34,314	27,594
Deferred sales revenue	109,147	62,407

Total Current Liabilities	508,516	461,614

Total Liabilities	508,516	461,614

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 13,728,513 and 13,703,513 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	13,728	13,703
Additional paid-in capital	1,938,890	1,932,915
Retained earnings (deficit)	(1,925,669)	(1,860,078)

Total Stockholders’ Equity	26,949	86,540

Total Liabilities and Stockholders’ Equity	$535,465	$548,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For theThree Months Ended March 31,
	2010	2009
Revenues
Sales (net of returns)	$485,701	$496,188
Costs of goods sold	250,900	295,755
Gross Profit	234,801	200,433

Expenses
Depreciation and amortization	5,519	5,580
Selling and marketing	54,165	15,774
General and administrative	172,147	136,272
Research and development	66,021	79,743
Total Expenses	297,852	237,369

(Loss) from operations	(63,051)	(36,936)

Other income/(expenses)	(2,540)	(10,550)
Provision for income taxes	-	-

Net loss	$(65,591)	$(47,486)

Net loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	13,726,013	12,119,932

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ending March 31, 2010 and 2009

	2010	2009
Cash flow from operating activities
Net income/(loss)	$(65,591)	$(47,486)
Depreciation and amortization	5,519	5,580
Provision for allowance on accounts receivable	-	7,875
Stock issued for services	6,000	-
Change in non-cash working capital items:
Accounts receivable	63,415	(87,326)
Other receivables and deposits	(12,096)	(3,661)
Inventory	(55,156)	130,857
Prepaid expenses	8,596	20,723
Accounts payable	(3,399)	(5,153)
Accrued expenses	6,186	(35,628)
Lines of credit	-	(4,790)
Accrued warranty liability	(2,625)	-
Deferred sales	46,740	12
Cash flow used in operating activities	(2,411)	(18,997)

Cash flow provided by investing activities	-	-

Cash flow provided by financing activities	-	-

(Increase) decrease in cash position	(2,411)	(18,997)

Cash position at beginning of period	21,333	40,490

Cash position at end of period	$18,922	$21,493

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,540	$10,550
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending March 31, 2010 and 2009

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

Recently Enacted Accounting Standards

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Three Months ending March 31, 2010 and 2009

Note 4           Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and no other significant events have occurred.

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

We introduced recently a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications, hospitals , industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is a vehicle and cargo Portal monitoring for security purposes.

-	Category 2: Nuclear/ Gamma-ray detectors and spectrometers:
Princeton is one of the handful of companies worldwide that manufactures High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended March 31, 2010.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at March 31, 2010, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,016.

We account for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

For the quarter ended March 31, 2010 our sales decreased to $485,701 from $496,188 for the quarter ended March 31, 2009.   Our gross profit increased to $234,801 compared to the same period in 2009 when gross profits was $200,433. Our Radioactive Isotope Identifier products sales had the biggest sales volume of all product categories, totaling about 44.2% of the total sales; Nuclear Detectors products produced 34.3% and X-ray Detector 21.5% of the sales in the period ending March 31, 2010. The largest growth in the quarter ended March 31, 2010, came from Nuclear Detector Products, due to purchases from new overseas customer.  We anticipate the biggest growth to come from Radioactive Isotope Identifier products as well as from Nuclear Detectors products due to new product launches in both categories.

Results of Operations

Total sales decreased 2.1% for the comparable quarterly periods in March 31, 2010 from 2009 due to lower demand in x-ray products.  However, our gross profit margins increased  to 48.3% from 40.4% compared to the same period in 2009 due to our focus on higher profit margin sales in Isotope Identifier products and Nuclear Detectors.  Our expenses increased to $297,852 for the quarter ended March 31, 2010, from $237,369 for the quarter ended March 31, 2009 due to increase in our sales force as well as an addition in our administration  .   As a result of lower sales revenue and higher expenses our net loss was $65,591 for the quarter ended March 31, 2010 from a net loss of $47,486 for the same period in 2009.

The increased loss was a reflection of the lower sales revenue. We continue to invest in our research and development activities which partially affects to increased net profit.   As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as improve the profitability, which can be reached with moderately higher sales revenue.

We anticipate general and administrative expenses to remain at present levels in the future.  General and administrative expenses increased from $136,272 for the quarter ended March 31, 2009 to $172,147 for the quarter ended March 31, 2010.  We expect general and administrative expenses to remain on this level in future quarters, however if the sales revenue increases we may have to expand our operations.

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

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through March 31, 2010, we raised approximately $1.95 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing will need in the future.  Financing will depend on how well our products are received in the marketplace.

At March 31, 2010, we had $4,094 working capital.  The biggest component in current liabilities as of March 31, 2010, was our accounts payable of $318,302.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $18,922 in cash, $201,591 in accounts receivable and our inventory was $255,105 so we will be dependent on collecting accounts receivable and selling our inventory to cover ongoing payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2010.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Other Information.

None

ITEM 5.  Exhibits

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

Date:           May 24, 2010
By:  /s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO