Form 10-Q
period 2010-06-30
Princeton Security Technologies, Inc.
filed 2010-08-16
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
13,788,513 shares of $0.001 par value common stock on August 14, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2010

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash	$27,342	$21,333
Accounts receivable (net of allowance for doubtful accounts of $16,426 for both periods)	132,701	265,006
Other receivables	11,847	-
Inventory	238,386	199,949
Prepaid expenses	22,023	32,892

Total Current Assets	432,299	519,180

Property, plant & equipment (net of accumulated depreciation of $1,386,374 and $1,375,337 respectively)	27,687	28,374
Other assets	-	600

Total Assets	$459,986	$548,154

LIABILITIES

Accounts payable and accrued liabilities	$305,655	$321,701
Accrued other liabilities	132	534
Accrued expenses	5,250	10,500
Accrued vacation expenses	39,656	27,594
Deferred sales revenue	129,986	62,407

Total Current Liabilities	480,679	422,736

Notes payable	39,368	38,878
Total Liabilities	520,047	461,614

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 13,788,513 and 13,703,513 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	13,788	13,703
Additional paid-in capital	1,944,830	1,932,915
Retained earnings (deficit)	(2,018,679)	(1,860,078)

Total Stockholders’ Equity (Deficit)	(60,061)	86,540

Total Liabilities and Stockholders’ Equity (Deficit)	$459,986	$548,154

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Sales (net of returns)	$455,076	$408,693	940,777	904,881
Costs of goods sold	258,724	238,899	509,624	534,654
Gross Profit	196,352	169,794	431,153	370,227

Expenses
Depreciation and amortization	5,518	5,490	11,037	11,070
Selling and marketing	53,957	14,856	108,122	30,630
General and administrative	152,272	230,440	324,419	366,710
Research and development	78,384	108,858	144,405	188,601
Total Expenses	290,131	359,644	587,983	597,011

(Loss) from operations	(93,779)	(189,850)	(156,830)	(226,784)

Other income/(expenses)	769	(24,409)	(1,771)	(34,959)

Provision for income taxes	0	0	0	0

Net loss	$(93,010)	$(214,259)	(158,601)	(261,743)

Net loss per share of common stock	$(0.01)	$(0.02)	(0.01)	(0.02)

Weighted average number of common shares	13,729,172	11,811,924	13,727,601	11,796,734

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ending June 30, 2010 and 2009

	2010	2009
Cash flow from operating activities
Net income/(loss)	$(158,601)	$(261,743)
Depreciation and amortization	11,037	11,070
Provision for allowance on accounts receivable		-
Stock issued for services	12,000	79,750
Change in operating assets and liabilities
Accounts receivable	132,305	(70,666)
Other receivables and deposits	(11,847)	37,989
Inventory	(38,437)	62,515
Prepaid expenses	11,469	14,471
Accounts payable	(16,046)	60,226
Accrued expenses	11,660	(35,628)
Warranty expenses	(5,250)	-
Deferred sales	67,579	84,434
Cash flow used in operating activities	15,869	(17,582)

Cash flow from investing activities
Purchace of property and equipment	(10,350)
Cash flow from investing activities	(10,350)	-

Cash flow from financing activities
Lines of credit	490	13,349
Cash flow from financing activities	490	13,349

Increase/(decrease) in cash position	6,009	4,233

Cash position at beginning of period	21,333	40,490

Cash position at end of period	$27,342	$36,257
	-
Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending June 30, 2010 and 2009

Note 1           Organization

Princeton Security Technologies, Inc. (the Company) was incorporated on September 8, 2006 in the State of Nevada. The Company is the holding company of Princeton Gamma-Tech Instruments, Inc. (PGTI). PGTI was incorporated on February 16, 2005 in the State of New Jersey. On February 19, 2005, PGTI purchased the assets of Princeton Gamma-Tech, Inc.  This acquisition included the assets, liabilities, operations, clients and intellectual property of Princeton Gamma-Tech, Inc., including its wholly-owned subsidiary in the United Kingdom, Princeton Gamma-Tech (UK) Limited.  On December 28, 2006, Princeton Gamma-Tech (UK) Limited was sold.  The Company has elected a fiscal year end of December 31.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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
For the Three Months ending June 30, 2010 and 2009

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

In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc.  Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly-owned subsidiary of the Nevada corporation.  The creation of a Nevada parent corporation was accomplished as part of Princeton’s ongoing efforts to start seeking equity investments from outside investors.   Princeton offices and facilities will continue to be located in Princeton, New Jersey.   Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detectors and Spectroscopy systems, Radioactive Isotope Identifier products. Our products detect radioactive and other nuclear materials in various security and environmental settings.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended June 30, 2010.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at June 30, 2010, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,327.

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

Our Business Growth

For the quarter ended June 30, 2010 our sales increased to $455,076 from $408,693 for the quarter ended June 30, 2009. Our gross profit increased to $196,352 compared to the same period in 2009 when gross profit was $169,794. Our Nuclear Detector Products sales had the biggest sales volume of all product categories, totaling about 58.7% of the total sales; Radioactive Isotope Identifiers Products produced 20.9% and X-ray Detectors 20.4% of the sales in the period ending June 30, 2010. The largest growth in the quarter ended June 30, 2010, came from Nuclear Detector Products, due to purchases from overseas customers.  We anticipate the biggest growth to come from Radioactive Isotope Identifier products, as well as from  Nuclear Detectors products and X-ray Detectors due to the sizeable order backlog which is currently over $1 Million for all categories combined .  The biggest order backlog is for Radioactive Isotope Identifier Products  category where the backlog is over $0.6 million due to domestic orders.

Results of Operations

Total sales increased 11% for the comparable quarterly periods in June 30, 2010 from 2009 due to increased overseas sales in Nuclear Detector Products.  Our gross profit  increased  approx. 16% from the same period in 2009 due to our increased total sales and the increase in gross profit margin to 43% for the quarter ending June 30, 2010.  Our expenses decreased to $290,131 for the quarter ended June 30, 2010, from $359,644 for the quarter ended June 30, 2009 due to decrease in our  General and Administrative expenses as well as slight decrease in R&D expenses .   As a result of higher sales revenue and lower expenses our net loss was $93,010 for the quarter ended June 30, 2010 from a net loss of $214,259 for the same period in 2009.

The quarterly loss was a reflection of the lower sales revenue than estimated which was partially due to long lead times for some of the main components especially in Radioactive Isotope Identifier Products. We continue to invest in our research and development activities which partially affects to our net profit.   As we have had a chance to work on our production efforts, we have been able to reduce cost of goods sold.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as improve the profitability, which can be reached with moderately higher sales revenue.

We anticipate general and administrative expenses to remain at present levels in the future.  General and administrative expenses decreased from $230,440 for the quarter ended June 30, 2009 to $152,272 for the quarter ended June 30, 2010. We expect general and administrative expenses to remain on this level in future quarters, however if the sales revenue increases we may have to expand our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the first two quarters  in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through June 30, 2010, we raised approximately $1.95 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At June 30 31, 2010, we had  a negative $48,380 in working capital.  The biggest component in current liabilities as of June 30, 2010, was our accounts payable of $305,655.  We feel we will be able to service ongoing payables with current revenue and existing capital.  However, our current assets consist of only $27,342 in cash, $132,701 in accounts receivable and our inventory was $238,386 so we will be dependent on collecting accounts receivable and selling our inventory to cover ongoing payables.  We may be forced to seek additional debt or equity capital to cover any liquidity issues that may arise as we try and increase sales and collect on accounts receivables.

We anticipate losses to decrease  for the year because of estimated  higher sales volume for the next two quarters compared to this quarter ending June 30, 2010.  However, it is our goal to increase R&D expenses for the new products which will require additional capital. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.  We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2010.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Princeton Security Technologies, Inc. (Registrant)

Date: August 14, 2010	By:	/s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO