Form 10-K/A
period 2009-12-31
Princeton Security Technologies, Inc.
filed 2010-09-16
CIK 1391614

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

Registrant’s telephone number, including area code: 609-924-7310

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of September 15, 2010, the Registrant had 13,728,513 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Princeton Security Technologies, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Filing”). We are filing this Amendment the certifications of the CEO and Principal Accounting Officer.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.01	31	Principal Executive certification	This Filing
31.02	31	Principal Accounting Officer certification	This Filing
32.01	32	Principal Executive certification	This Filing
32.02	32	Principal Accounting Officer certification	This Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: September 15, 2010                                            By: /s/Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the Board of Directors

Date:  September 15, 2010                                           By: /s/ Trupti Mehta
Trupti Mehta, Principal Accounting
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 15, 2010                                           By:  /s/ Juhani Taskinen
Juhani Taskinen, Director

Date: September 15, 2010                                            By:  /s/ David Brown
David Brown, Director