Form 10-Q/A
period 2010-03-31
Princeton Security Technologies, Inc.
filed 2010-09-16
CIK 1391614

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
13,728,513 shares of $0.001 par value common stock on September 15, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Princeton Security Technologies, Inc. for the quarter ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Filing”). We are filing this Amendment the certifications of the CEO and Principal Accounting Officer.  This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ITEM 6. EXHIBITS

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