Form 10-K/A
period 2009-12-31
Princeton Security Technologies, Inc.
filed 2010-10-18
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☒  No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
Yes☐   No ☒

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

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Princeton Security Technologies, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Filing”). This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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
Princeton is one of the handful of companies worldwide that manufacture High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

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

We believe our main competitors are ICX Technologies , a publicly held US company, with a large selection of radiation detection products and technology ; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in larger nuclear projects and Radiation Identifying detector technology to the Homeland Security market; Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market and Thermo Fisher Scientific , a large US based publicly held company , which sells Isotope Identifiers as well as other Homeland Security technology products.

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

Employees

As of October 8, 2010, we had 10 full time employees and 4 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

Our Business Growth

For the 12 month period ending December 31, 2009 our sales decreased to $2,036,6434 from $2,504,321.   Although sales decreased, our net loss decreased to $420,823 compared to the same 12 months period in 2008 when our net loss was $583,950.  Our Radioactive Isotope Identifiers had the biggest sales volume of all product categories with the sales of $1,091,708, and the second biggest category is the Nuclear products with the sale of $575,928 for the 12 month period. The third largest sales category are X-ray Detectors. The largest growth for the 12 month period was in Radioactive Isotope Identifiers, where the sales grew to $1,091,708 from $803,482 which is 36% growth. This was due to an enhanced sales distribution as well as introducing the new products and applications to the market, such as GPS capabilities and Neutron Detection for Radioactive Isotope Identifier market.   Nuclear detectors did not grow during the 12 month period. Nuclear products sales decreased $499,344 or 46% in the 12 month period ending December 31, 2009, compared the same time period previous year.  We anticipate a significant growth to continue in our Radioactive Isotope Identifier products in 2010, as our existing and new products will be introduced to the growing market of homeland security.  We also expect Nuclear Products to grow because of new products will be introduced by mid 2010 to the market.

Results of Operations

Total sales decreased $467,678 for the comparable 12 month period in 2009 from 2008.  Our gross profit margin improved to 39.3% due to better profitability in the growing Radioactive Isotope Identifier category.  We continued   to control operating expenses better, thereby reducing expenses for the year ended December 31, 2009, to $1,081,853 from $1,397,213 for the 2008 year end.   As a result of the reduced expenses our net loss narrowed to $420,823 for the calendar year 2009 from a net loss of $583,950 for the same period in 2008. Our product mix helped reduce our overall losses as gross profit margins improved from approximately 33.5% in 2008 to 39.3% in 2009. The improved profit margin allowed us to have gross profits of $800,604 on sales of $2,036,643 for the year ended December 31, 2009 as compared to gross profits of $839,329 on sales of $2,504,321 in 2008.  Although our gross margins improved, our overall sales were reduced by almost $500,000 as one of our products saw sales declines which could not be offset by the introduction of new products.

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

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses decreased from $730,546 for calendar year 2008 to $619,618 for the calendar year 2009.  This reduction reflects the strong restructuring efforts of our management staff.  We expect general and administrative expenses to increase in future as we expand our sales revenues and our operations.  Our selling and marketing costs were also reduced significantly to $95,909 in 2009 compared to $251,346 in 2008.  This reduction was the result of our need to reduce overall costs to better match our available resources.  Management believes to increase our sales, we will need additional sources of capital to fund marketing and manufacturing costs.  At this time, management has not been able to find sources of additional capital on terms acceptable to Princeton.  Until additional sources of funding can be obtained, we will have to continue to keep selling and marketing costs around present levels.

We had non operating expenses of $136,478 in 2009 which related to the payment of debt with shares of our stock as well as the settlement of certain lease obligations with stock settlements.  We do not anticipate these items in the future.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Liquidity and Capital Resources

Our overall debt improved in 2009 as we were able to sell some of our inventory which allowed us to pay down our accounts payable and loans.  Although our working capital position still remained very tight with $87,904 on December 31, 2008, and $57,566 on December 31, 2009, we were able to reduce our accounts payable amounts by $233,271.  Additionally, we were able to eliminate our long term debt.  Our overall debt was reduced from $834,582 on December 31, 2008 to $461,614 on December 31, 2009.  We are hopeful we will be better able to service ongoing debt in the future as our products gain more acceptance and we are better able to manage our inventory.  Additionally, our product mix has improved resulting in our ability to market higher margin products resulting in improved gross margins.  In 2008, our gross profit margin was 33.5% compared to 39.3% for 2009.  Even with the reduction in debt, management believes we still need additional funding to be able to more aggressively pursue the marketing of our products as well as additional research and development.   With current financing limited for small companies, management has been unable to obtain long term financing and has to continue to rely on existing management and shareholders to fund any financing shortfalls.  In order to grow the company and take advantage of business opportunities, long term financing will eventually have to be able to be obtained.  Management believes without long term financing, we will continue to suffer losses or only be able to achieve break even revenue.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the assistance of a consultant, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and principal accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and principal accounting officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected; however, management believes our controls and procedures do provide reasonable assurance that the objectives of the control systems are met and our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the controls and procedures are effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our established controls help mitigate this potential weakness.

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
________________________
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 8, 2010, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Princeton to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Princeton and all executive officers and directors of Princeton as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 13,728,513  shares of common stock outstanding as of October 8, 2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: October 15, 2010	By	/s/	Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date: October 15, 2010	By	/s/	Trupti Mehta
Trupti Mehta, Principal Financial and
Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2010	By	/s/	David Brown
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