Form 10-Q/A
period 2010-03-31
Princeton Security Technologies, Inc.
filed 2010-10-18
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
13,728,513 shares of $0.001 par value common stock on October 8, 2010

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Princeton Security Technologies, Inc. for the quarter ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010 (the “Original Filing”). This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

Princeton Security Technologies, Inc.
(Registrant)

Date: October 15, 2010	By:	/s/	Juhani Taskinen
Juhani Taskinen, CEO and CFO