Form 10-Q
period 2010-09-30
Princeton Security Technologies, Inc.
filed 2010-11-12
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

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
13,873,513 shares of $0.001 par value common stock on November 11, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current Assets
Cash	$158,680	$21,333
Accounts receivable (net of allowance for doubtful accounts of $16,426 for both periods)	165,219	265,006
Other receivables	15,022	-
Inventory	281,545	199,949
Prepaid expenses	25,240	32,892

Total Current Assets	645,706	519,180

Property, plant & equipment (net of accumulated depreciation of $1,391,892 and $1,375,337 respectively)	25,619	28,374
Other assets	-	600

Total Assets	$671,325	$548,154

LIABILITIES

Accounts payable and accrued liabilities	$288,737	$321,701
Accrued other liabilities	325	534
Accrued expenses	2,625	10,500
Accrued vacation expenses	30,278	27,594
Deferred sales revenue	307,492	62,407

Total Current Liabilities	629,457	422,736

Notes payable	25,281	38,878
Total Liabilities	654,738	461,614

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 13,873,513 and 13,703,513 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13,873	13,703
Additional paid-in capital	1,953,245	1,932,915
Retained earnings (deficit)	(1,950,531)	(1,860,078)

Total Stockholders’ Equity (Deficit)	16,587	86,540

Total Liabilities and Stockholders’ Equity (Deficit)	$671,325	$548,154

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Sales (net of returns)	$676,360	$595,833	1,617,137	1,500,714
Costs of goods sold	327,686	372,320	837,310	906,974
Gross Profit	348,674	223,513	779,827	593,740

Expenses
Depreciation and amortization	5,517	2,233	16,554	13,303
Selling and marketing	75,553	19,102	183,675	49,732
General and administrative	129,238	88,443	453,657	455,153
Research and development	74,372	96,139	218,777	284,740
Total Expenses	284,680	205,917	872,663	802,928

Profit from operations	63,994	17,596	(92,836)	(209,188)

Other income/(expenses)	(427)	(14,459)	(2,198)	(49,418)
Gain on extinguishment of Liabilities	4,581	-	4,581	-
Provision for income taxes	-	-	-	-

Net Profit	$68,148	$3,137	(90,453)	(258,606)

Net Profit per share of common stock	$0.005	$0.00	(0.01)	(0.02)

Weighted average number of common shares	13,788,513	12,100,375	13,748,128	11,899,060

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ending September 30, 2010 and 2009

	2010	2009
Cash flow from operating activities
Net income/(loss)	$(90,453)	$(258,606)
Depreciation and amortization	16,555	13,303
Provision for allowance on accounts receivable	-	-
Accrued Interest	-	27,630
Stock issued for services	20,500	79,750
Change in operating assets and liabilities
Accounts receivable	99,787	(54,670)
Other receivables and deposits	(15,022)	21,168
Inventory	(81,596)	156,103
Prepaid expenses	8,252	9,108
Accounts payable	(32,964)	28,081
Accrued expenses	2,475	(734)
Warranty expenses	(7,875)	-
Deferred sales	245,085	59,611
Cash flow provided by operating activities	164,744	80,744

Cash flow used in investing activities
Purchace of property and equipment	(13,800)	-
Cash flow from investing activities	(13,800)	-

Cash flow used in financing activities
Lines of credit	(13,597)	(4,828)
Cash flow from financing activities	(13,597)	(4,828)

Increase/(decrease) in cash position	137,347	75,916

Cash position at beginning of period	21,333	40,490

Cash position at end of period	$158,680	$116,406

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$21,788
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending September 30, 2010 and 2009

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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
For the Three Months ending September 30, 2010 and 2009

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

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation detectors, Sodium Iodide and Lanthanum Bromide scintillators, which are the key component in Gamma-ray detection systems.  We do also have an internal capability to process x-ray detectors, as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors.  These sensors are most frequently used to detect radioactive isotopes.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended September 30, 2010.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at September 30, 2010, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,652.

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

Our Business Growth

For the quarter ended September 30, 2010 our sales increased approx. 14% to $67,360 from $595,833 for the quarter ended September 30, 2009. Our gross profit increased to $348,674 compared to the same period in 2009 when gross profit was $223,513. This represents approximately 56% increase in Gross Profit. Our Radioactive Isotope Identifier Products had the biggest sales volume of all product categories, $379.013, totaling about 56 % of the total sales for the quarter ending September 30, 2010; Nuclear Detector Products  produced 21.5% and X-ray Detectors 19.8% of the sales in the period ending September 30, 2010. The largest growth in the quarter ended September 30, 2010, came from Radioactive Isotope Identifier Products, due to purchases from our domestic OEM customers who won big Homeland Security contracts during the quarter ended September 30, 2010.  We anticipate the biggest growth to continue to come from Radioactive Isotope Identifier products, and from Nuclear Detectors products due to the sizeable order backlog which still is over $1.1 Million for both product categories combined.  Therefore we expect the growth to mainly come from our Radioactive Isotope Identifier Products category.

Results of Operations

Total sales increased 14% for the comparable quarterly periods in September 30, 2010 from 2009 due to increased domestic sales in Radioactive Isotope Identifier Products.  Our gross profit increased approx. 56% or $125,161 from the same period in 2009 due to our increased total sales and the increase in gross profit margin, which was 51.5% for the quarter ending September 30, 2010.  Our expenses increased to $284,680 for the quarter ended September 30, 2010, from $205,917 for the quarter ended September 30, 2009 due to increase in our General and Administrative expenses as well as an increase in Sales & Marketing expenses.  As a result of higher sales revenue and higher gross profit margin our Net Profit was $63,567  or approximately 9% of the Sales Revenue for the quarter ended September 30, 2010 from a net profit of $3,137 for the same period in 2009.

The quarterly profit was a reflection of the higher gross profit margin compared to previous quarters due to more favorable product mix as well as improved cost of goods. We continue to invest in our Research and Development activities which partially affects to our net profit for the next quarters.   As we have had a chance to work on our production efforts, we have been able to keep the cost of goods in control.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as continue to stay profitable, which can be done with the similar  quarterly sales revenue and cost structure.

We anticipate general and administrative expenses to remain at present levels in the future.  General and administrative expenses increased from $88,443 for the quarter ended September 30, 2009 to $129,238 for the quarter ended September 30, 2010. We expect general and administrative expenses to remain on this level in future quarters, however if the sales revenue increases we may have to expand our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales and gross profit will increase or remain stable and we will be able to cover operating cost.  Overall we will be dependent on sales to stay on the current level in order to cover ongoing cost.  We may have to seek additional financing to fund additional R&D projects.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the first two quarters in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through September 30, 2010, we raised approximately $1.95 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At September 30, 2010, we had $16,249 in working capital.  The biggest component in current liabilities as of September 30, 2010, was our deferred sales revenue of $307,492.  We feel we will be able to service ongoing payables and liabilities with current revenue and existing capital.  Our current assets consist of $158,680 in cash, $165,219 in accounts receivable and $281,545 in inventory. Therefore we will be dependent on selling our inventory and collecting receivables to cover our payables.  We may seek additional debt or equity capital to cover any liquidity needs that may arise as we try and increase sales.

We anticipate profits to continue for the year because of an estimated higher sales volume, due to existing order backlog for the next quarter.  However, it is our goal to increase R&D expenses for the new products which may require additional capital. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2010.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Princeton Security Technologies, Inc. (Registrant)

Date: November 11, 2010	By:	/s/ Juhani Taskinen
Juhani Taskinen, CEO and CFO