Form 10-K
period 2010-12-31
Princeton Security Technologies, Inc.
filed 2011-04-14
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number       333-141482

Princeton Security Technologies, Inc.
(Exact name of registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	20-5506885 (I.R.S. Employer I.D. No.)

303C College Road, Princeton, New Jersey 08540
 (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code: 609-924-7310
Securities registered pursuant to section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the OTCBB with $0.25 bid and $0.32 ask.  The bid on April 13th, 2011, was $0.25 giving the shares held by non affiliate share holders  market value of$1,253,878.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of April 13, 2011, the Registrant had 14,163,513 shares of common stock issued and outstanding.

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
The current product is termed the SAM Radioactive Isotope Identifiers (RIID).  This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface.  Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists.  This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes. The most recent application is where RIIDs are being used to detect radioactive isotope leaks coming from Nuclear Power plants. The Company has customized its RIID to detect such isotopes according to the required specifications from the local Health authorities. This product detects neutron and gamma radiation from over 100 isotopes. The SAM was designed to meet the latest American National Standards Institute “ANSI” and other government standards for portable radiation detection equipment.

We introduced recently a Fixed Installation unit , called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications ,  hospitals , industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is a vehicle and cargo Portal monitoring for security purposes. Area Monitors can also be used to detect the Radioactive Isotopes coming from Nuclear Power plants as well as measuring the Radiation level in the food items e.g. water, milk, vegetables, fish, beef etc.

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

The recent Nuclear Power plant crisis in Japan has resulted in an increased level of interest in radiation detection related to the Nuclear Power plants. This market is currently very significant. Due to the leaked isotopes, which are extremely dangerous for people living close to those areas, coming from Nuclear Power plants we see that our products have a huge potential to detect such isotopes; whether RIIDs, Fixed Area Monitors or High Purity Germanium based systems are being deployed in such circumstances. This market has been there for decades but not until recently it has become more critical due to serious recent Nuclear Power plant problems in Japan.

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

We believe our main competitors are ICX Technologies , recently acquired by a publicly held US company Flir Systems Inc., with a large selection of radiation detection products and technology; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in larger nuclear projects and Radiation Identifying detector technology to the Homeland Security market; Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market and Thermo Fisher Scientific, a large US based publicly held company, which sells Isotope Identifiers as well as other Homeland Security technology products.

In addition to the above competitors, there are several other companies that offer competing products in each of our market segments.  Given the complexity of our products, we do not foresee substantial new competitors entering the broad market but instead see the current competitors becoming more aggressive as the markets continue to expand.

Future Growth Plans and Markets

By purchasing complex technology developed over the last thirty years, we believe we have the capability to enter into a growing marketplace in the Homeland Security as well as overall detector field.  We are hopeful we can provide improved focus to products and related technology that was not receiving the attention or funding it required while operating as a subsidiary of a large multinational company whose primary focus was moving in another direction.  We have spent the last three years improving upon the technology acquired; further developing new innovative products and refocusing our strategy on the growing need for sophisticated and dedicated detection units and components.  We are hopeful this focus will allow us to be at the forefront of increased spending on detection devices for the commercial and homeland security markets.  Three markets we see as new uses for our products are in the homeland security marketplace where there is an increasing need for dangerous radioactive and nuclear material to be identified by several authorities; Nuclear power plant market  and in the “quality control” area where testing equipment has become a crucial part of the manufacturing process.

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

The recent Nuclear Power plant crisis in Japan has resulted in an increased level of interest in radiation detection related to the Nuclear Power plants. Due to the leaked isotopes, which are extremely dangerous for people living close to those areas, coming from Nuclear Power plants we see that our products have a huge potential to detect such isotopes; whether RIIDs , Fixed Area Monitors or High Purity Germanium based systems are being deployed in such circumstances. This market has been there for decades but not until recently it has become more critical due to serious recent Nuclear Power plant problems in Japan. Therefore we believe that this market will provide company real growth opportunities.

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

We will closely integrate all of our marketing and sales efforts to project a consistent image of our company and a consistent positioning of our products and services.  Furthermore, to support our marketing initiatives and effect legislative actions, we plan to participate in several Washington, D.C. based DHS (Department of Homeland Security) events directly or indirectly via our partners and consultants, and utilize a lobbyist in Washington, D.C. with contacts in the security business.

Our sales strategy includes focusing initial efforts on the top level decision maker or influencer at each targeted government agency.  Princeton will also work with DHS to determine which government agencies are appropriate for immediate deployment of advanced technology.

We plan to use the following business development strategies:

1)  Use internal contacts or existing customer base within government agencies to identify new opportunities. Once a new opportunity or person is being identified we can determine if the potential new sales opportunity will be handled directly or by our OEM partners or representatives.

2)  Once the proper Points of Contact have been qualified, an account executive or our partners will present the technology and overcome sales objections. During this time the sales person will confirm the details of the opportunity, if any.  Onsite demonstrations will be critical in customer acceptance.

3)  Onsite demonstrations will include an account executive and possibly a sales engineer.  We currently sell to several state and federal agencies including the Environmental Protection Agency, Department of Energy, NASA, National Institute of Standards and Technology , Pacific Northwest National Laboratory, Los Alamos National Laboratory, Princeton Plasma Physics Lab, Idaho National Lab, US Geological Survey, Niagra County Health Dept. and the City of Englewood NJ.

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

As of March 30, 2011, we are currently in compliance with all state and federal agencies.

Employees

As of April 12, 2011, we had 11 full-time and 2 part-time  employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 2. PROPERTIES

PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics.  Princeton possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion.   We lease this facility at an average rate of $20,000 per month and our lease has a term extending through March 31, 2015.

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

            ITEM4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced to trade on the “OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the first quarter of 2008 under the symbol “PSGY.”    The bid and ask price since the trading began has ranged from $0.04 to $1.25.  Trading prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  As of April 12, 2011, the bid and ask price for our stock was $0.3and $0.5 and the last trading price $0.3.

Quarter Ended	High Price	Low Price
March 31, 2011	$0.70	$0.05
December 2010	$0.10	$0.05
September 2010	$0.18	$0.05
June 2010	$0.19	$0.01
March 2010	$0.05	$0.05
December 2009	$1.01	$1.01
September 2009	$0.40	$0.40
June 2009	$0.51	$0.51
March 2009	$0.50	$0.50

Holders.

The number of record holders of our common stock as of April 12, 2011, was under 200.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$1.078	15,643,513
Total	1,600,000	$1.078	15,643,513

Recent Sales of Unregistered Securities.

There were no sales of Unregistered Securities in the years 2009 and 2010.

Use of Proceeds of Registered Securities.

There were no sales of Registered Securities in the years 2009 and 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $2,565,512 for 2010 and $2,036,643 for 2009.  We had a net profit of $44,700 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $39,567 and working capital of $135,644. At December 31,2009, we had $21,333 cash and cash equivalents and working capital of $57,566.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$2,565,512	$2,036,643
General and Administrative Expenses	629,885	619,618
Net Profit (Loss)	44,700	(420,823)
Basic Income (Loss) per Share	.003	(0.03)
Diluted Income (Loss) per Share	.003	(0.03)
Weighted Average Number of Shares Outstanding	13,771,332	12,119,932
Weighted Average Number of Fully Diluted Shares Outstanding	13,771,332	12,119,932
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$615,025	$519,180
Total Assets	639,621	548,154
Total Current Liabilities	479,381	461,614
Working Capital	135,644	57,566
Stockholders’ Equity (Deficit)	160,239	86,540

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2010.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, at December 31, 2010, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,258

We account for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes” (ASC Topic 740).  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Our Business Growth

For the 12 month period ending December 31, 2010 our sales increased to $2,565,512 from $2,036,643.   With the increased sales, our Net Profit was $44,700 compared to a Net Loss of $420,823 for the  same 12 months period  in 2009.  Our Radioactive Isotope Identifiers had the biggest sales volume of all product categories with the  sales of $1,294,504, and the second biggest category is the Nuclear products with the sale of $803,150 for the 12 month period. The third largest sales category are X-ray Detectors. The largest growth for the 12 month period was in Radioactive Isotope Identifiers, where the sales grew to $1,294,504 from $1,091,708 which is 19% growth. This was due to an enhanced sales distribution as well as introducing the new products and applications to the market, such as GPS capabilities and Neutron Detection for Radioactive Isotope Identifier market.   Nuclear detectors grew 39% over the 12 month period from $575,928 to $803,150.

Results of Operations

Total sales increased $528,869 for the comparable 12 month period in 2010 from 2009.  Our gross profit margin improved to 49.5% due to better profitability in the growing Radioactive Isotope Identifier category.  Our Operating expenses increased by 11% for the year ended December 31, 2010, to $1,203,034 from $1,081,853 for the 2009 year end.   As a result of the increased sales and margins,  we had a net profit of $44,700 for the calendar year 2010 compared to a net loss  of $420,823 for the same period in 2009.

The profit was a reflection of the efforts to control our operating expenses, as well as move more profitable products from the research and development stage and early stage commercialization into market. As  we have had a chance to work on new applications, we will be able to reduce cost of goods sold and increase our gross profit margin.  We are hopeful, as our new applications gain more acceptance we are able to increase sales, improve cost of goods sold, and increase our gross margin.  We still will need increased sales to reach profitability and cover all of our operating cost.

We anticipate general and administrative expenses to remain at present levels or higher in the future.  General and administrative expenses increased from $619,618 for calendar year 2009 to $629,885 for the calendar year 2010.   We expect general and administrative expenses to increase in the future as we expand our sales revenues and our operations.

Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover operating cost.  We will be dependent on sales to increase before we will be able to cover ongoing cost.  Until we are able to increase sales, we may have to seek additional financing to fund operations.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2010.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our established controls helps mitigate this potential weakness.

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

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND COPRORATE GOVERNANCE

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Princeton:

Name	Age	Position	Director Since
Juhani Taskinen	54	CEO, Director	2005
David Brown	39	Director	2005
Trupti Mehta	52	Principal Financial Officer	2007

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

Code of Ethics.

We are in the process of establishing a code of ethics and should have it in place during the second quarter of 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Princeton's Chief Executive Officer and each of the other executive officers that were serving as executive officers at December 31, 2010 (collectively referred to as the "Named Executives").  No other executive officer serving during 2010 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Juhani Taskinen, CEO	2010	0	0	0	0	0	$168,000	$168,000
	2009	--	--	--	0	--	$144,000	$144,000
	2008	--	--	--	0	--	$132,000	$132,000

 Juhani Taskinen’s consulting company, Finn-Partners, Inc., received $168,000 in revenue from Princeton in 2010, $144,000 in 2009 and $132,000 in 2008.  We anticipate paying Mr. Taskinen similar compensation through Finn-Partners in upcoming periods as Mr. Taskinen continues to serve as our CEO.

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

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2010.

No other compensation arrangements exist between Princeton and our Directors.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juhani Taskinen	--	--	-	--	--	$168,000	$168,000
David Brown	--	$10,000	-	--	--	-	$10,000
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

Mr. Brown received $10,000 in compensation in 2010 via Third Letter Corporation, $27,494 in compensation in 2009 via his wholly owned company Berkeley Nucleonics Corporation , no compensation 2008 ;  and $2,771 in 2007 in cash related to his marketing and sales services on our behalf.  Mr. Brown is involved in the marketing and sales for the Homeland Security marketplace.

Changes in Control.

Princeton does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between Princeton and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Princeton or from a change-in-control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$1.078	15,643513
Total	1,600,000	$1.078	15,643,513

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Princeton to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Princeton and all executive officers and directors of Princeton as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 14,043,513  shares of common stock outstanding as of December 31, 2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders Finn-Partners, Inc./Juhani Taskinen / family	5,636,000	40.13%

Third Letter Corporation	1,600,000	11.39%
San Rafael California
Mikko Maijala	2,000,000	14.24%
Espoo Finland
Ascendiant Capital Group, LLC	970,000	6.91%
Irvine California
Officers and Directors
Juhani Taskinen	5,636,000	40.13%
David Brown	1,600,000	11.39%
All directors and executive officers of the Company as a group (2 individuals)	7,236,000	51.52%
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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2010, and December 31, 2009

Fee category	2010	2009
Audit fees	$21,000	$21,000
Audit-related fees	$ --	$ --
Tax fees	$4,000	$4,000
All other fees	$ --	$ --
Total fees	$25,000	$25,000

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: April 14, 2011                                                                                      By   Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date: April 14, 2011                                                                                      By  Trupti Mehta
Trupti Mehta, Principal Financial
Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011                                                                                       By  David Brown
David Brown, Director

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

Princeton Security Technologies, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Princeton Security Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Princeton Security Technologies, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton Security Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 12, 2011

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$39,567	$21,333
Accounts receivable (net of allowance for doubtful accounts of $0 for 2010 and $16,426 for Dec 31 2009)	225,827	265,006
Other receivables	1,030	-
Inventory	289,872	199,949
Prepaid expenses	58,729	32,892

Total Current Assets	615,025	519,180

Property, plant & equipment (net of accumulated depreciation of $1,398,115 and $1,375,337 respectively)	24,596	28,374
Other assets	-	600

Total Assets	$639,621	$548,154

LIABILITIES

Accounts payable	$178,074	$321,701
Accrued other liabilities	-	534
Accrued expenses	48,526	10,500
Accrued Related Party Expenses	36,000	-
Accrued vacation expenses	33,647	27,594
Credit Line advances	23,684	38,878
Deferred sales revenue	159,450	62,407

Total Current Liabilities	479,381	461,614

Total Liabilities	479,381	461,614

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,043,513 and 13,703,513 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	14,043	13,703
Additional paid-in capital	1,961,575	1,932,915
Retained earnings (deficit)	(1,815,378)	(1,860,078)

Total Stockholders’ Equity	160,240	86,540

Total Liabilities and Stockholders’ Equity	$639,621	$548,154

See notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009
Revenues
Sales (net of returns)	$2,565,512	$2,036,643
Costs of goods sold	1,319,577	1,236,039
Gross Profit	1,245,935	800,604

Expenses
Depreciation and amortization	22,778	22,106
Selling and marketing	246,109	95,909
General and administrative	629,885	619,618
Research and development	304,262	344,220
Total Expenses	1,203,034	1,081,853

Profit from operations	42,901	(281,249)

Other income/(expenses)	(2,782)	(139,574)
Gain on extinguishment of Liabilities	4,581	-
Provision for income taxes	-	-

Net Profit	$44,700	$(420,823)

Net Profit per share of common stock	$0.00	$(0.03)

Weighted average number of common shares	13,771,332	12,119,932

See notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
Consolidated Statement Of Stockholders ' Equity(Deficit)
For the Year ended December 31, 2010 and 2009

	Common Stock
	Shares	Amount	Additional Paid-in capital	Retained earnings (deficit)	Total stockholders' equity (deficit)

Balance at December 31,2008	11,781,375	$11,781	$1,406,959	$(1,439,255)	$(20,515)

Stock Issued for Services	344,000	344	91,906	-	92,250

Stock Issued for conversion of debt	1,578,138	1,578	434,050	-	435,628

Net Loss for the year	-	-	-	(420,823)	(420,823)

Balance at December 31, 2009	13,703,513	13,703	1,932,915	(1,860,078)	86,540

Stock Issued for Services	340,000	340	28,660	-	29,000

Net Income for the year	-	-	-	44,700	44,700

Balance at December 31, 2010	14,043,513	$14,043	$1,961,575	$(1,815,378)	$160,240

See notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flow from operating activities
Net income/(loss)	$44,700	$(420,823)
Depreciation and amortization	22,778	22,106
Provision for inventory reserves	(17,526)	26,000
Provision for allowance on accounts receivable	(16,426)	-
Stock issued for services	23,000	92,250
Change in operating assets and liabilities
Accounts receivable	55,604	(145,990)
Other receivables and deposits	(430)	77,831
Inventory	(72,396)	234,792
Prepaid expenses	(25,837)	32,017
Accounts payable	(116,820)	(33,271)
Accrued expenses	5,898	54,703
Warranty expenses	37,646	10,500
Deferred sales	97,043	30,728
Cash flow provided by operating activities	37,234	(19,157)

Cash flow used in investing activities
Purchace of property and equipment	(19,000)	-
Cash flow from investing activities	(19,000)	-

Cash flow from financing activities	-	-

Increase/(decrease) in cash position	18,234	(19,157)

Cash position at beginning of period	21,333	40,490

Cash position at end of period	$39,567	$21,333

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$21,788
Income taxes	$-	$-
Stock Issued for retirement of debt	$6,000	$435,628

See notes to Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Currency
 The Company sells to foreign customers and these transactions are often paid in foreign currencies.  The Company recognizes a gain or loss on the currency exchange in the statement of operations on these transactions as they happen.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820). Which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-02 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Other
The Company paid no dividends in 2010 or 2009.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2010 and 2009

Note 2                      Commitments

The Company entered into a new 58 month lease agreement for office space on March  1, 2011, expiring March 31, 2015.

The Company is required to make minimum lease payments over the remaining terms of the leases as follows:

2011	$ 200,000
2012	294,791
2013	320,769
2014	346,747
2015	372,725

Total	$1,535,032

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2010 and 2009

Note 3                      Stockholder’s Equity

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

In  2010, the Company issued 340,000 shares of common stock out of which 60,000 were in payment of a debt and 280,000 were  issued to its employees in accordance with an agreement between such employee and the Company.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2010 and 2009

Note 4                      Notes Payable

On July 21, 2008, the Company borrowed $153,920 on a short-term note payable with a term on 90 days.  It carried an interest rate of 24%.  It also carried an option to convert the debt to equity. The debt and all the accrued interest were converted into the Company’s common stock on December 8, 2009, when the Company issued 1,178,138 restricted shares to the lender.

Note 5                      Related Party Transactions

The Company’s president is treated as a consultant.  Per a consulting agreement approved by the board of directors, the Company pays him $14,000 per month for his consulting services and reimburses him for travel related expenses.

Note 6                      Subsequent Events

On March 22, 2011, the Company issued 120,000 shares of common stock out of which 70,000 were to its employees and 50,000 were to David Brown, the Director. These were valued at $26,400.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no other events that require disclosure.

