Form 10-Q
period 2011-05-12
Princeton Security Technologies, Inc.
filed 2011-05-13
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
14,163,513 shares of $0.001 par value common stock on March 31, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
March 31, 2011

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash	$156,912	$39,567
Accounts receivable -net of allowance of zero	137,670	225,827
Unbilled Receivables	80,833	-
Other receivables	4,875	1,030
Inventory	329,399	289,872
Prepaid expenses	24,896	58,729

Total Current Assets	734,584	615,025

Property, plant & equipment (net of accumulated depreciation of $1,401,776 and $1,398,115 respectively)	20,935	24,596

Total Assets	$755,519	$639,621

LIABILITIES

Accounts payable	$193,794	$178,074
Accrued expenses	65,724	48,526
Accrued related party expenses	-	36,000
Accrued vacation expenses	35,348	33,647
Credit line advances	16,525	23,684
Deferred sales revenue	77,055	159,450

Total Current Liabilities	388,446	479,381

Total Liabilities	388,446	479,381

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,163,513 and 14,043,513 shares issued and	14,163	14,043
outstanding as of March 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	1,987,855	1,961,575
Retained earnings (deficit)	(1,634,945)	(1,815,378)

Total Stockholders’ Equity	367,073	160,240

Total Liabilities and Stockholders’ Equity	$755,519	$639,621

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March, 31
	2011	2010
Revenues
Sales (net of returns)	$870,521	$485,701
Costs of goods sold	411,278	250,900
Gross Profit	459,243	234,801

Expenses
Depreciation and amortization	3,661	5,519
Selling and marketing	55,720	54,165
General and administrative	157,058	172,147
Research and development	61,911	66,021
Total Expenses	278,350	297,852

Profit from operations	180,893	(63,051)

Other income/(expenses)	(460)	(2,540)
Gain on extinguishment of Liabilities	-	-
Provision for income taxes	-	-

Net Profit	$180,433	$(65,591)

Net Profit per share of common stock	$0.01	$(0.00)

Weighted average number of common shares	14,055,513	13,726,013

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
	2011	2010
Cash flow from operating activities
Net income/(loss)	$180,433	$(65,591)
Depreciation and amortization	3,661	5,519
Stock issued for services	26,400	6,000
Change in operating assets and liabilities
Accounts receivable	88,158	63,415
Other receivables	(84,678)	(12,096)
Inventory	(39,527)	(55,156)
Prepaid expenses	33,833	8,596
Accounts payable	15,720	(3,399)
Accrued expenses	(22,968)	6,186
Warranty expenses	5,867	(2,625)
Deferred sales	(82,395)	46,740
Cash flow provided by operating activities	124,504	(2,411)

Cash flow from investing activities	-	-

Cash flow from financing activities	-	-
Lines of Credit	(7,159)	-

Cash flow from financing activities	(7,159)	-

Increase/(decrease) in cash position	117,345	(2,411)

Cash position at beginning of period	39,567	21,333

Cash position at end of period	$156,912	$18,922

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Stock Issued for retirement of debt	$-	$-

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending March 31, 2011 and 2010

Note 1           Organization

Princeton Security Technologies, Inc. (the Company) was incorporated on September 8, 2006 in the State of Nevada. The Company is the holding company of Princeton Gamma-Tech Instruments, Inc. (PGTI). PGTI was incorporated on February 16, 2005 in the State of New Jersey. On February 19, 2005, PGTI purchased the assets of Princeton Gamma-Tech, Inc.  This acquisition included the assets, liabilities, operations, clients and intellectual property of Princeton Gamma-Tech, Inc., including its wholly owned subsidiary in the United Kingdom, Princeton Gamma-Tech (UK) Limited.  On December 28, 2006, Princeton Gamma-Tech (UK) Limited was sold.  The Company has elected a fiscal year end of December 31.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO) CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Three Months ending March 31, 2011 and 2010

Note 4           Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and no  significant events have occurred.

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

Business of the Company

Corporate Information

Princeton was founded in February 2005 to acquire the detector and microanalysis business of Outokumpu Oyj.  In February 2005, Princeton completed the acquisition of the detector and microanalysis business from a subsidiary of Outokumpu Oyj.  As part of the acquisition of the business, Princeton retained the management and scientific staff of the subsidiary’s detector business unit to continue to operate the detection and microanalysis business.  Additionally, Princeton assumed the lease on the premises occupied by Outokumpu Oyj.  The facilities were located in Rocky Hill, New Jersey and served as the Company’s offices, manufacturing and research facilities.  In March 2006, Princeton moved its offices to 303C College Road East, Princeton, and New Jersey where its management, manufacturing and research and development are currently located.

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

The nature of our technology allows our products to encompass a variety of uses.   Our products typically have three basic technologies that can be combined to create a detection unit or system.  Each of our products contains a sensor or a detector, electronic circuitry to process the signal from the sensor and firmware or software to analyze and interpret the processed signal.  Princeton has design, development and manufacturing capability in all three-technology areas.  By focusing on these three core competencies used in detectors and components, we are able to design products for multiple industries and users.

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

We introduced recently a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications, hospitals, and industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is a vehicle and cargo Portal monitoring for security purposes.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended March 31, 2011.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at March 31, 2011, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,377.

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

Our Business Growth

For the quarter ended March 31, 2011 our sales increased approximately. 79% to $870,521 from $485,701 for the same period last year. Our gross profit increased to $459,243 compared to $234,801 for the same period in 2010. This represents approximately 96% increase in Gross Profit. Our Radioactive Isotope Identifier Products had the biggest sales volume of all product categories, $527,511, totaling about 71 % of the total sales for the quarter ending March 31, 2011; Nuclear Detector Products produced 11% and X-ray Detectors 18%. The largest growth in the quarter ended March 31, 2011, came from Radioactive Isotope Identifier Products, due to purchases from our domestic OEM customers as well as new customers who received  orders related to Japan Nuclear power crises during the quarter ended March 31, 2011.  We anticipate the biggest growth to continue to come from Radioactive Isotope Identifier products due to continued demand coming from the Japanese Nuclear crisis.

Results of Operations

Total sales increased 79% for the comparable quarterly periods in March 31, 2011 from 2010 due to increased domestic sales in Radioactive Isotope Identifier Products.  Our gross profit increased by 96% or $224,442 from the same period in 2010. Our operating expenses decreased to $278,349 for the quarter ended March 31, 2011, from $297,852 for the same period last year. Our Net Profit was  $180,433 compared to a net loss of $(65,591) for the same period in 2010.

The quarterly profit was a combination of increased overall sales volume and the higher gross profit margin compared to previous quarters due to more favorable product mix as well as improved cost of goods. We continue to invest in our Research and Development activities, which partially affects to our net profit for the next quarters.  As we have had a chance to work on our production efforts, we have been able to keep the cost of goods in control.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as continue to stay profitable, which can be done with the similar quarterly sales revenue and cost structure.

Since we are in the initial phases of product sales for some additional new products, we are hopeful sales and gross profit will increase or remain stable and we will be able to remain profitable.  Overall we will be dependent on sales to stay on current levels in order to stay profitable.  We may have to seek additional financing to fund additional R&D projects.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the first two quarters in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through March 31, 2011, we raised approximately $2 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At March 31, 2011, we had $346,138 in working capital.  The biggest component in current liabilities as of March 31, 2011, was our Accounts Payable of $193,794.  We feel we will be able to service ongoing payables and liabilities with current revenue and existing capital.  Our current assets consist of $156,912 in cash, $137,669 in accounts receivable and $329,399 in inventory. Therefore we will be dependent on selling our inventory and collecting receivables to cover our payables.  We may seek additional debt or equity capital to cover any liquidity needs that may arise as we try and increase sales.

We anticipate profits to continue for the year because of an estimated higher sales volume, due to existing order backlog for the next quarter.  However, it is our goal to increase R&D expenses for the new products, which may require additional capital. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2011.

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2011.

Use of Proceeds of Registered Securities

None. Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5. Other Information

None

ITEM 6.  Exhibits

(a) Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location

4.01	4	Specimen Stock Certificate	Incorporated
			By Reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350,
		as adopted pursuant to Section 302
		of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	Principal Financial Officer certification Pursuant
		to 18 USC Section 1350, as adopted pursuant
		to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to section 906	This Filing

32.02	32	Principal Financial Officer Certification pursuant to Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission, SEC file no. 333-141482.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Security Technologies, Inc.
(Registrant)

Date: May 12, 2011	By:	/s/ Juhani Taskinen
Juhani Taskinen
CEO

May 12, 2011	By:	/s/ Trupti Mehta
Trupti Mehta
Principal Financial Officer