Form 10-Q
period 2011-06-30
Princeton Security Technologies, Inc.
filed 2011-08-15
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
14,233,513 shares of $0.001 par value common stock on July 31, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
June 30, 2011

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets
Cash	$214,366	$39,567
Accounts receivable -net of allowance	163,677	225,827
Other receivables	33,463	1,030
Inventory	435,090	289,872
Prepaid expenses	50,688	58,729

Total Current Assets	897,284	615,025

Property, plant & equipment (net of accumulated depreciation of $1,403,185 and $1,398,115 respectively)	31,924	24,596

Total Assets	$929,208	$639,621

LIABILITIES

Accounts payable	$236,210	$178,074
Accrued expenses	49,445	48,526
Accrued related party expenses	20,000	36,000
Accrued vacation expenses	41,732	33,647
Credit line advances	-	23,684
Deferred revenue	149,238	159,450

Total Current Liabilities	496,625	479,381

Total Liabilities	496,625	479,381

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,233,513 and 14,043,513 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,233	14,043
Additional paid-in capital	2,002,485	1,961,575
Retained earnings (deficit)	(1,584,135)	(1,815,378)

Total Stockholders’ Equity	432,583	160,240

Total Liabilities and Stockholders’ Equity	$929,208	$639,621

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Sales (net of returns)	$892,351	455,076	$1,762,872	940,777
Costs of goods sold	463,110	258,724	874,388	509,624
Gross Profit	429,241	196,352	888,484	431,153

Expenses
Depreciation and amortization	1,409	5,518	5,070	11,037
Selling and marketing	69,217	53,957	124,937	108,122
General and administrative	224,967	152,272	382,025	324,419
Research and development	78,549	78,384	140,460	144,405
Total Expenses	374,142	290,131	652,492	587,983

Profit from operations	55,099	(93,779)	235,992	(156,830)

Other income/(expenses)	(4,289)	769	(4,749)	(1,771)
Provision for income taxes	-	-	-	-

Net Profit/(Loss)	$50,810	(93,010)	231,243	(158,601)

Net Profit/(Loss) per share of common stock	$0.00	(0.01)	0.02	(0.01)

Weighted average number of common shares	14,233,513	13,729,172	14,055,331	13,727,601

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010

	2011	2010
Cash flow from operating activities
Net income/(loss)	$231,243	$(158,601)
Depreciation and amortization	5,070	11,037
Stock issued for services	41,100	12,000
Change in operating assets and liabilities
Accounts receivable	62,150	132,305
Other receivables	(32,433)	(11,847)
Inventory	(145,218)	(38,437)
Prepaid expenses	8,041	11,469
Accounts payable	58,136	(16,046)
Accrued expenses	2,991	11,660
Warranty expenses	(9,987)	(5,250)
Deferred revenue	(10,212)	67,579
Cash flow provided by operating activities	210,881	15,869

Cash flow from investing activities
Purchase of property and equipment	(12,398)	(10,350)

Cash flow used in investing activities	(12,398)	(10,350)

Cash flow from financing activities
Lines of Credit	(23,684)	490

Cash flow provided by financing activities	(23,684)	490

Increase/(decrease) in cash position	174,799	6,009

Cash position at beginning of period	39,567	21,333

Cash position at end of period	$214,366	$27,342

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending June 30, 2011 and 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 2           Business Activity

Princeton Gamma-Tech Instruments, Inc. is a leading supplier of X-ray and Gamma-ray Detectors and Spectroscopy systems and  Radioactive Isotope Identifiers. The Company serves a broad customer base in scientific research, industrial materials analysis, and Homeland Security. The Company operates a full customer service and support program, backed by a modern manufacturing and service facility.

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
For the Three Months ending June 30, 2011 and 2010

Note 4           Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and no  significant events have occurred.

At the present time there is no projected taxable income as the existing carried over losses will continue to be offset by the valuation allowance.

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

As part of the goal in acquiring the detector business, following the acquisition, Princeton divested the Microanalysis business to a subsidiary of Bruker Biosciences Corp. so that management could focus on, what it believed to be, the more lucrative and profitable detector business within the Homeland Security industry.

In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc.  Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly owned subsidiary of the Nevada Corporation.  The creation of a Nevada parent corporation was accomplished as part of Princeton’s ongoing efforts to start seeking equity investments from outside investors.   Princeton offices and facilities will continue to be located in Princeton, New Jersey.   Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detector  systems, as well as Radioactive Isotope Identifier products. Our products detect radioactive and other nuclear materials in various security and environmental settings.

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

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation detectors, Sodium Iodide and Lanthanum Bromide Isotope Identifier solutions, which are the key component in Gamma-ray detection systems.  We do also have an internal capability to process x-ray detectors, such as SiLi and Silicon Drift detectors. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors.  These sensors are most frequently used to detect radioactive isotopes.

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

We introduced recently a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications, hospitals, and industrial applications and generally in security applications where an identified area or facility needs to be secured. .We recently introduced  gamma – neutron Area Monitor which is the latest addition to our Radioactive Isotope Identifier product family.

-	Category 2: Nuclear/ Gamma-ray detectors and spectrometers:
Princeton is one of the handful of companies worldwide that manufactures and processes High Purity Germanium Detectors and associated electronics and software for the most sensitive and accurate detection and analysis of radioactive samples in a laboratory environment.  A typical application is the measurement of very low-levels of radioisotopes in soil, water or geological samples to determine the efficacy of radioactive waste cleanup or to conduct geophysics research.  This type of lab-based instrumentation is also used by the nuclear power industry for on-line monitoring.  Customers include Federal and State governmental authorities, research laboratories and large corporations.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended June 30, 2011.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at June 30, 2011, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $1,637.

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

Our Business Growth

For the quarter ended June 30, 2011 our sales increased approximately 96% to $892,351 from $455,076 for the same period last year. Our gross profit increased to $429,241 compared to $196,352 for the same period in 2010. This represents approximately 118% increase in Gross Profit. Our Radioactive Isotope Identifier Products had the biggest sales volume of all product categories, $728,553, totaling about 82 % of the total sales for the quarter ending June 30, 2011; Nuclear Detector Products produced 9% and X-ray Detectors 9%. The largest growth in the quarter ended June 30, 2011, came from Radioactive Isotope Identifier Products, due to purchases from our domestic OEM customers as well as new customers who received orders related to Japan Nuclear power crises during the quarter ended June 30, 2011.  We anticipate the biggest growth to continue to come from Radioactive Isotope Identifier products due to continued demand coming from  Nuclear crisis as well as from Nuclear detectors due to increased demand on Nuclear Power market.

Results of Operations

Total sales increased 96% for the comparable quarterly periods in June30, 2011 from 2010 due to increased  sales in Radioactive Isotope Identifier Products.  Our gross profit increased by 118% or $232,889 for the quarter ending June 30 2011 compared to the same period in 2010. Our operating expenses increased to $374,142 for the quarter ended June 30, 2011, from $290,131 for the same period last year. Our Net Profit was  $50,810 compared to a net loss of $93,010 for the same period in 2010.

The quarterly profit was a combination of increased overall sales volume and the higher gross profit margin compared to previous quarters due to more favorable product mix as well as improved cost of goods. We continue to invest in our Research and Development activities, which partially affects our net profit for the next few quarters.  As we have had a chance to work on our production efforts, we have been able to keep the cost of goods in control.  We are hopeful, as our R&D will generate new products we are able to increase sales as well as continue to stay profitable, which can be done with the similar quarterly sales revenue and cost structure.

Overall we will be dependent on sales to stay on current levels in order to stay profitable.  We may have to seek additional financing to fund additional R&D projects.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the first two quarters in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities. Since inception through June 30, 2011, we raised approximately $2 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace.

At June 30, 2011, we had $400,659 in working capital.  The biggest component in current liabilities as of June 30, 2011, was our Accounts Payable of $236,210.  We feel we will be able to service ongoing payables and liabilities with current revenue and existing capital.  Our current assets consist of $214,366 in cash, $163,677 in accounts receivable and $435,090 in inventory. Therefore we will be dependent on selling our inventory and collecting receivables to cover our payables.  We may seek additional debt or equity capital to cover any liquidity needs that may arise as we try and increase sales.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (iI) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None. Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5. Other Information

None

ITEM 6.  Exhibits

(a) Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location

4.01	4	Specimen Stock Certificate	Incorporated
			By Reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350,
		as adopted pursuant to Section 302
		of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	Principal Financial Officer certification Pursuant
		to 18 USC Section 1350, as adopted pursuant
		to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to section 906	This Filing

32.02	32	Principal Financial Officer Certification pursuant to Section 906	This Filing

	101.INS	XBRL Instance	This Filing

	101.XSD	XBRL Schema	This Filing

	101.CAL	XBRL Calculation	This Filing

	101.DEF	XBRL Definition	This Filing

	101.LAB	XBRL Label	This Filing

	101.PRE	XBRL Presentation	This Filing

* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission, SEC file no. 333-141482.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Security Technologies, Inc.
(Registrant)

Date: August 12, 2011	By:	/s/ Juhani Taskinen
August 12, 2011	By:	/s/ Trupti Mehta
Juhani Taskinen, CEO and Trupti Mehta,Principal Financial Officer