Form 10-Q/A
period 2011-06-30
Princeton Security Technologies, Inc.
filed 2011-08-26
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report of Princeton Security Technologies, Inc (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011,filed with the Securities and Exchange Commission on August 15,2011(the ‘Form 10-Q), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to furnish Exhibit 21.01 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No.1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of the Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ITEM 4.  Removed and Reserved

ITEM 5. Other Information

None

ITEM 6.  Exhibits

(a) Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location

4.01	4	Specimen Stock Certificate	Incorporated
			By Reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350,
		as adopted pursuant to Section 302
		of Sarbanes-Oxley Act of 2002	Filed August 15, 2011

31.02	31	Principal Financial Officer certification Pursuant
		to 18 USC Section 1350, as adopted pursuant
		to Section 302 of Sarbanes-Oxley Act of 2002	Filed August 15, 2011

32.01	32	CEO Certification pursuant to section 906	Filed August 15, 2011

32.02	32	Principal Financial Officer Certification pursuant to Section 906	Filed August 15, 2011

	101.INS	XBRL Instance	This Filing

	101.XSD	XBRL Schema	This Filing

	101.CAL	XBRL Calculation	This Filing

	101.DEF	XBRL Definition	This Filing

	101.LAB	XBRL Label	This Filing

	101.PRE	XBRL Presentation	This Filing

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