Form 10-Q
period 2011-09-30
Princeton Security Technologies, Inc.
filed 2011-11-07
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not mark if small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

14,408,513 shares of $0.001 par value common stock on October 31, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
FINANCIAL STATEMENTS
September 30, 2011

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

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$253,779	$39,567
Accounts receivable -net of allowance	336,254	225,827
Other receivables	600	1,030
Inventory	502,611	289,872
Prepaid expenses	58,277	58,729

Total Current Assets	1,151,521	615,025

Property, plant & equipment (net of accumulated depreciation of $1,405,386 and $1,398,115 respectively)	31,718	24,596

Total Assets	$1,183,239	$639,621

LIABILITIES

Accounts payable	$261,109	$178,074
Accrued expenses	80,760	48,526
Accrued related party expenses	-	36,000
Accrued vacation expenses	36,108	33,647
Credit line advances	30,000	23,684
Deferred revenue	220,020	159,450

Total Current Liabilities	627,997	479,381

Total Liabilities	627,997	479,381

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,408,513 and 14,043,513 shares issued
and outstanding as of September 30, 2011 and December 31, 2010, respectively	14,408	14,043
Additional paid-in capital	2,031,310	1,961,575
Retained earnings (deficit)	(1,490,476)	(1,815,378)

Total Stockholders’ Equity	555,242	160,240

Total Liabilities and Stockholders’ Equity	$1,183,239	$639,621

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Sales (net of returns)	$1,091,024	$676,360	$2,853,896	$1,617,137
Costs of goods sold	585,254	327,686	1,459,642	837,310
Gross Profit	505,770	348,674	1,394,254	779,827

Expenses
Depreciation and amortization	2,201	5,517	7,271	16,554
Selling and marketing	130,322	75,553	255,259	183,675
General and administrative	176,585	129,238	558,610	453,657
Research and development	101,902	74,372	242,362	218,777
Total Expenses	411,010	284,680	1,063,502	872,663

Profit (Loss) from operations	94,760	63,994	330,752	(92,836)

Other income/(expenses)	(1,101)	(427)	(5,850)	(2,198)
Gain on extinguishment of Liabilities		4,581		4,581
Provision for income taxes	-	-	-	-

Net Profit/(Loss)	$93,659	$68,148	$324,902	$(90,453)

Net Profit/(Loss) per share of common stock	$0.01	$0.005	$0.02	$(0.01)

Weighted average number of common shares	14,408,513	13,788,513	14,178,641	13,748,128

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010

	2011	2010
Cash flow from operating activities
Net income/(loss)	$324,902	$(90,453)
Depreciation and amortization	7,271	16,555
Stock issued for services	70,100	20,500
Change in operating assets and liabilities
Accounts receivable	(110,427)	99,787
Other receivables	430	(15,022)
Inventory	(212,740)	(81,596)
Prepaid expenses	452	8,252
Accounts payable	83,034	(32,964)
Accrued expenses	13,577	2,475
Warranty expenses	(14,880)	(7,875)
Deferred revenue	60,570	245,085
Cash flow provided by operating activities	222,289	164,744

Cash flow from investing activities
Purchase of property and equipment	(14,393)	(13,800)

Cash flow used in investing activities	(14,393)	(13,800)

Cash flow from financing activities
Lines of Credit	6,316	(13,597)

Cash flow provided by financing activities	6,316	(13,597)

Increase/(decrease) in cash position	214,212	137,347

Cash position at beginning of period	39,567	21,333

Cash position at end of period	$253,779	$158,680

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending September 30, 2011 and 2010

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
For the Three Months ending September 30, 2011 and 2010

Note 4           Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and no significant events have occurred.

At the present time there is no projected taxable income as the existing carried over losses will continue to be offset by the valuation allowance.

Note 5           Line of Credit

The Company has an available Credit Line facility in place with the Bank of Princeton up to $200,000, out of which $30,000 was utilized during this reporting period. As a subsequent event the $30 000 has been fully paid off after September 30, 2011.

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

Business of the Company

Corporate Information

Princeton was founded in February 2005 to acquire the detector and microanalysis business of Outokumpu Oyj.  In February 2005, Princeton completed the acquisition of the detector and microanalysis business, which we subsequently sold, from a subsidiary of Outokumpu Oyj.  As part of the acquisition of the business, Princeton retained the management and scientific staff of the subsidiary’s detector business unit to continue to operate the detection and microanalysis business.  Additionally, Princeton assumed the lease on the premises occupied by Outokumpu Oyj.  The facilities were located in Rocky Hill, New Jersey and served as the Company’s offices, manufacturing and research facilities.  In March 2006, Princeton moved its offices to 303C College Road East, Princeton, and New Jersey where its management, manufacturing and research and development are currently located. Princeton’s primary focus will continue to be on the X-ray and Gamma-ray Detector  systems, as well as Radioactive Isotope Identifier products. Our products detect radioactive and other nuclear materials in various security and environmental settings.

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

Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended September 30, 2011.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at September 30, 2011, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $3,363.

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

Our Business Growth

For the quarter ended September 30, 2011 our sales increased approximately 62% to $1,091,024 from $676,360 for the same period last year. Our gross profit increased to $505,770 compared to $348,674 for the same period in 2010. This represents approximately 45% increase in Gross Profit. Our Radioactive Isotope Identifier Products had  the biggest sales volume of all product categories, $745,346, totaling about 68 % of the total sales for the quarter ending September 30, 2011; Nuclear Detector Products produced 27% and X-ray Detectors 5%. The largest growth in the quarter ended September 30, 2011, came from Radioactive Isotope Identifier Products, due to purchases from our domestic OEM customers as well as new customers who received orders related to Japan Nuclear power crises during the quarter ended September 30, 2011.

For the 9 month period ending September 30,2011 our sales revenue increased 76% from $1,617,137 to $2,853,896. Our gross profit increased 78% from $779,827 to $1,394,254 for the same 9 months period.

We anticipate the biggest growth to continue to come from Radioactive Isotope Identifier products due to continued demand coming from increased awareness of the Nuclear threats as well as from Nuclear detectors due to increased demand on Nuclear Power market.

Results of Operations

Total sales increased 62% for the comparable quarterly periods in September30, 2011 from 2010 due to increased sales in Radioactive Isotope Identifier Products.  Our gross profit increased by 45% or $157,096 for the quarter ending September 30 2011 compared to the same period in 2010. Our operating expenses increased to $411,010 for the quarter ended September 30, 2011, from $284,680 for the same period last year. Our Net Profit was  $93,659 compared to  $68,148 for the same period in 2010.

For the 9 months period ending September 30,2011, our gross profit increased by 78% or $614,427 compared to the same 9 months period ending September 30, 2010. Our operating expenses increased to $1,063,502 for the period ending September 30,2011 from $872,663 for the period ending September 30,2010. Our Net Profit increased to $324,902 for the 9 months period ending September 30, 2011 from the Net Loss of $90,453 for the same period previous year. The quarterly profit was a combination of increased overall sales volume and the higher gross profit margin compared to previous quarters due to more favorable product mix as well as improved cost of goods. Our accumulative profit margin was 49% for the 9 months period. We continue to invest in our Research and Development activities, which partially affects our net profit for the next few quarters.  Due to the increased production in year 2011, we have been able to cut our costs resulting in increased margins.  We anticipate that our R&D will generate new products, which will increase our sales and our profitability.

Overall we will be dependent on sales to stay on current levels in order to stay profitable.  We may have to seek additional financing to fund some additional R&D projects.

Seasonality and Cyclicality

In our business, we have experienced lower sales volume during the past years in the first two quarters in general.  We believe this trend may continue in the future, as well.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities, until recently when we added a credit line bank facility. Since inception through September 30, 2011, we raised approximately $2 million from the sale of equity securities.  As we continue to expand our operations, we anticipate seeking additional capital through the sale of equity securities.  Our goal is to position Princeton to be able to raise larger amounts of equity capital through the public markets or through private investments.  At this time we do not know the extent of the overall financing we will need in the future.  Financing will depend on how well our products are received in the marketplace or how much we’ll be willing to invest in our inventory.

At September 30, 2011, we had $523,524 in working capital.  Our current assets consist of $253,779 in cash, $336,854  in accounts receivable and $502,611 in inventory. Our Accounts Payables were $261,109 and Total Current Liabilities $621,762 at September 30, 2011.  We will be dependent on selling our inventory and collecting receivables to cover our payables.  We may seek additional Credit Line increase or equity capital to cover any liquidity needs that may arise as we try and increase sales.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2011.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2011.

Use of Proceeds of Registered Securities

None. Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Princeton Security Technologies
(Registrant)

Date: October 31, 2011	By:	/s/ Juhani Taskinen
	By:	/s/ Trupti Mehta
Juhani Taskinen, CEO and
Trupti Mehta,Principal Financial Officer