Form 10-K
period 2011-12-31
Princeton Security Technologies, Inc.
filed 2012-03-19
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

                                                                                                                                            Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (� 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                            Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company) Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's shares trade on the OTCBB with $0.25 bid and $0.50 ask. The bid on March 13th, 2012, was $0.25 giving the shares held by non affiliate share holders' market value of $3,620,878. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.
As of March 13, 2012, the Registrant had 14,483,513 shares of common stock issued and outstanding.
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
Overview
Princeton was founded in February 2005 to acquire the detector and microanalysis business of Outokumpu Oyj. In February 2005, Princeton completed the acquisition of the detector and microanalysis business from a subsidiary of Outokumpu Oyj. As part of the acquisition of the business, Princeton retained the management and scientific staff of the subsidiary's detector business unit to continue to operate the detection and microanalysis business. Additionally, Princeton assumed the lease on the premises occupied by Outokumpu Oyj. The facilities were located in Rocky Hill, New Jersey and served as the company's offices, manufacturing and research facilities. In March 2006, Princeton moved its offices to 303C College Road East, Princeton, New Jersey where its management, manufacturing and research and development are currently located.
As part of the goal in acquiring the detector business, following the acquisition, Princeton divested the Microanalysis business to a subsidiary of Bruker Biosciences Corp. so that management could focus on, what it believed to be, the more profitable detector business within the Homeland Security industry.
In September 2006, Princeton restructured its corporate status by creating a Nevada corporation called Princeton Security Technologies, Inc. to be the holding company of Princeton Gamma Tech Instruments, Inc. Management reincorporated in Nevada and completed a stock exchange making Princeton Gamma Tech Instruments the wholly owned subsidiary of the Nevada corporation. Princeton's primary focus is on the X-ray and Gamma-ray Detectors and Spectroscopy systems, Radioactive Isotope Identifier products. Our products detect radioactive and other nuclear materials in various security and environmental settings.
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

As part of our core technology, we have developed the internal capability to produce a high purity germanium radiation detector, Sodium Iodide and Lanthanum Bromide scintillators, which are the key component in Gamma-ray detection systems. We also have an internal capability to process x-ray detectors, as well. These capabilities allow us to compete with the limited number of companies who have the ability to work with these types of sensors. These sensors are most frequently used to detect radioactive isotopes.
Currently, our product line includes the following component and detectors:

-	Category 1: Radioactive Isotope Identifier Products.

The current product is termed the SAM Radioactive Isotope Identifiers (RIID). This hand-held instrument is a self-contained radiation detector, low-noise signal processor, and user interface. Our proprietary analysis software provides an intuitive color display suitable for both First Responders as well as more technically trained Health Physicists. This product and product versions are mainly used for large homeland security market applications, as well as for environmental, industrial and medical purposes. Last year a common application was to detect radioactive isotope leaks coming from Nuclear Power plants as a result of Fukushima nuclear power plant disaster in Japan. The Company has customized its RIID to detect such isotopes according to the required specifications from the local Health authorities. This product detects neutron and gamma radiation from over 100 isotopes. The SAM was designed to meet the latest American National Standards Institute "ANSI" and other government standards for portable radiation detection equipment.

We previously introduced a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in e.g. building security applications, hospitals, industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is a vehicle and cargo Portal monitoring for security purposes. Area Monitors can also be used to detect the Radioactive Isotopes coming from Nuclear Power plants as well as measuring the Radiation level in the food items e.g. water, milk, vegetables, fish, beef etc.

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

We introduced last year a new version of High Purity Germanium detector system with a Sterling cooler. This system is more customer friendly and eliminates the usage of Liquid Nitrogen in the detector cooling procedure.

-	Category 3: X-ray detectors and spectrometers.

These products address the research and industrial analysis need in the Microanalysis or XRF market. The Microanalysis Market is the branch of industry and scientific research that requires the non-destructive analysis of materials on a sub-millimeter dimensional scale.

The non-destructive testing of materials by X-ray analysis utilizes a range of detector products from small hand-held units to large systems installed on a Synchrotron and used for the fundamental research of materials. Princeton supplies both detector components as an OEM supplier and also complete X-ray spectrometer systems. Applications include quality control (e.g., for Silicon wafer fabrication), fundamental material research (e.g., on a synchrotron), and industrial control and monitoring, (e.g., engine wear analysis). A typical application is analyzing various metals for quality or research purposes. Company's core competence is high end Silicon Drift Detectors and other custom design x-ray detectors.

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
Homeland Security market generally includes: law enforcement authorities, first responders, HAZMAT teams, governmental agencies and companies that work with such agencies. This is a growing marketplace particularly in the realm of radiation and special nuclear material detection. SAM Isotope Identifier, Area Monitors and as well as some High Purity Germanium detectors are targeting this segment, which is sizeable enough to support several players.
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
Competition
The environment for our products and services is intensely competitive. Although the complexity of the products we produce limits the number of companies we compete with, the companies with competing technology are generally larger and often subsidiaries or divisions of very large multinational companies. Our competitors' size and association with large multinational companies creates advantages over us in the ability to access potential customers. Many potential customers already purchase products either directly from our competitors or from another subsidiary of these large multinational companies creating natural inroads to sales that we do not possess.
Given our relative size versus our competitors, we often have to seek niche markets for our products or focus on selling components to be used in our competitors' larger detection units. We believe, however, that our technology and experience in the detection industry allows us to be competitive in our markets. However, until we have more funding, we will be limited in our ability to expand our market penetration and to be able to introduce new products.
We believe our main competitors are ICX Technologies , recently acquired by a publicly held US company Flir Systems Inc., with a large selection of radiation detection products and technology; Canberra Industries, Inc., a subsidiary of French Areva group, specializing in larger nuclear projects and Radiation Identifying detector technology to the Homeland Security market; Ortec, a division of Ametek (Advanced Measurement Technology, Inc.), offering nuclear detection products to the Homeland Security market and Thermo Fisher Scientific, a large US based publicly held company, which sells radiation detection as well as other Homeland Security technology products.
In addition to the above competitors, there are several other companies that offer competing products in each of our market segments. Given the complexity of our products, we do not foresee substantial new competitors entering the broad market but instead see the current competitors becoming more aggressive as the markets continue to expand.

Future Growth Plans and Markets
By purchasing complex technology developed over the last thirty years, we believe we have the capability to enter into a growing marketplace in the Homeland Security as well as overall detector field. We are hopeful we can provide improved focus to products and related technology that was not receiving the attention or funding it required while operating as a subsidiary of a large multinational company whose primary focus was moving in another direction. We have spent the last four years improving upon the technology acquired; further developing new innovative products and refocusing our strategy on the growing need for sophisticated and dedicated detection units and components. We are hopeful this focus will allow us to be at the forefront of increased spending on detection devices for the commercial and homeland security markets. Three markets we see as new uses for our products are in the homeland security marketplace where there is a continuous need for dangerous radioactive and nuclear material to be identified by several authorities; Nuclear power plant market and in the "quality control" area where testing equipment has become a crucial part of the manufacturing process.
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
The past Nuclear Power plant crisis in Japan has resulted in an increased level of interest in radiation detection related to the Nuclear Power plants. Due to the leaked isotopes, which are extremely dangerous for people living close to those areas, coming from Nuclear Power plants we see that our products have a potential to detect such isotopes; whether RIIDs , Fixed Area Monitors or High Purity Germanium based systems are being deployed in such circumstances. This market has been there for decades but not until last year has it become more critical due to serious recent Nuclear Power plant problems in Japan. Therefore we believe that this market will provide company real growth opportunities.
As manufacturers continue to create more complex products relying heavily on automation, we believe that they will continue to require products such as detectors and testing equipment capable of evaluating the quality of the products produced. We have seen this in the silicon wafer fabrication process where we currently provide component parts to help detect any defects in the chips. Another new application for us is the detection of radioactive raw material in a manufacturing process within a marble industry or steel industry. We believe these "quality control" products will continue to see increasing demand and the use of our products will expand.
Princeton's plan of operation going forward consists of a two tier approach including a marketing strategy and a sales strategy.
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

3)
Onsite demonstrations will include an account executive and possibly a sales engineer. We currently sell to several state and federal agencies including the Environmental Protection Agency, Department of Energy, NASA, National Institute of Standards and Technology , Pacific Northwest National Laboratory, Los Alamos National Laboratory, Princeton Plasma Physics Lab, Idaho National Lab, US Geological Survey and The Savannah River Company.

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
Patents, Trademarks, and Copyrights
Princeton Gamma-Tech Instruments, Inc owns the following patents and trademarks on file with the United States Patent & Trademark Office:

US Patent #	Expiration Date	Title
5,349,193	May 20, 2013	Highly sensitive nuclear spectrometer apparatus and method.

5,393,982	May 20, 2013	Highly sensitive nuclear spectrometer apparatus and method.

5,608,222	April 7, 2015	Analog to digital conversion technique for spectroscopy.

Research and Development
Princeton's engineering and technical staff have over 200 years combined experience in gamma-ray and X-ray spectroscopy including detector development, signal processing and firmware/software development. Engineering modeling tools include detector simulation software, graphic display simulators, Computer Aided Design packages for electronics and mechanical assembly, and a suite of firmware development tools.
In addition to Princeton's own R&D staff, it regularly uses subcontracting in software, hardware and design tasks related to new and existing product development projects.
Regulation and Environmental Compliance
Due to the nature of PGTI's business, we are required to comply with the following agencies in order to conduct operations:

●
Nuclear Regulatory Commission licenses for the possession and distribution of radioactive sources used for testing and calibrating equipment has been taken over by New Jersey Department of Environmental Protection.

●	OSHA (Occupational and Safety Health Administration) regulations relating to the handling and use of hazardous chemicals.

●	EPA (Environmental Protection Agency) regulations relating to the storage, use and disposal of hazardous substances.

●	Department of Commerce Export Administration regulations relating to the sale of equipment overseas.

●	Various State and Federal Labor laws.
As of March 13, 2012, we are currently in compliance with all state and federal agencies.
Employees
As of March 13, 2012 we had 14 full-time and 3 part-time employees. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.
Reports to Security Holders.
You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.
ITEM 2. PROPERTIES
PGTI utilizes a 13,000 square foot facility for the manufacture of gamma-ray and X-ray detection equipment and associated electronics. Princeton possesses equipment for vacuum pumping, thin film deposition, wet chemistry semiconductor processing, and semiconductor diffusion. We lease this facility at an average rate of $24,566 per month which includes electricity. Our lease has a term extending through March 31, 2015.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable to Princeton Security Technologies, Inc.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock commenced to trade on the "OTC Bulletin Board" in the first quarter of 2008 under the symbol "PSGY." The bid and ask price since the trading began has ranged from $0.04 to $1.25. Trading prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions. As of March 13, 2012, the bid and ask price for our stock was $0.25and $0.50 and the last trading price $0.5.

Quarter Ended	High Price	Low Price
December 2011	$0.40	$0.16
September 2011	$0.25	$0.17
June 2011	$0.51	$0.20
March 2011	$0.75	$0.05
December 2010	$0.10	$0.05
September 2010	$0.18	$0.02
June 2010	$0.19	$0.01
March 2010	$1.01	$0.05
Holders.
The number of record holders of our common stock as of March, 2012, was 62.
Dividends.
We have declared a cash dividend of $.01 on our common stock. Based on future growth, we intend to continue declaring dividends of a minimum $.01 per annum.
Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	386,000	$1.02	14,869,513
Total	$386,000	1.02	14,869,513

Recent Sales of Unregistered Securities.
There were no sales of Unregistered Securities in the years 2010 and 2011.
Use of Proceeds of Registered Securities.
There were no sales of Registered Securities in the years 2010 and 2011.
Purchases of Equity Securities by Us and Affiliated Purchasers.
There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2011.
ITEM 6. SELECTED FINANCIAL DATA
The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.
STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$4,157,675	$2,565,512
General and Administrative Expenses	758,120	629,885
Net Profit (Loss)	495,599	44,700
Basic Income (Loss) per Share	.04	.00
Diluted Income (Loss) per Share	.04	.00
Weighted Average Number of Shares Outstanding	14,144,238	13,771,332
Weighted Average Number of Fully Diluted Shares Outstanding	14,144,238	13,771,332

BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$1,253,337	$615,025
Total Assets	1,288,250	639,621
Total Current Liabilities	702,646	479,381
Working Capital	550,691	135,644
Stockholders' Equity	585,604	160,240

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Plan of Operation.
General.
Certain statements in this Report constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the year ended December 31, 2011.
The Company's accounting policies are more fully described in Note 1 of the consolidated financial statements. As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company's most critical accounting policies.
We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided with specific long lead time orders.
Our allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at December 31, 2011, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $2,034

We account for income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes" (ASC Topic 740). Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.
Our Business Growth
For the 12 month period ending December 31, 2011 our sales increased to $4,157,675 from $2,565,512. With the increased sales, our Net Profit was $495,599 compared to a Net Profit of $44,700 for the same 12 month period in 2010. Our Radioactive Isotope Identifiers had the biggest sales volume of all product categories with the sales of $3,078,159, and the second biggest category is the Nuclear products with the sale of $622,424 for the 12 month period. The third largest sales category is X-ray Detectors. The largest growth for the 12 month period was in Radioactive Isotope Identifiers, where the sales grew to $3,078,159 from $1,294,504 which represents 138% growth. This was due to enhanced sales distribution as well as introducing the new and more competitive products and applications to the market, as well as expanding more aggressively into the new geographical markets such as China.
The Company expects the growth to continue in the year 2012. Most of the growth will come from Radioactive Isotope Identifier products. We also expect X-Ray Detectors to generate a reasonable amount of growth in Sales. We expect the Nuclear Products to generate a moderate growth or remain at the same level as year 2011.
Results of Operations
Total sales increased $1,592,161 for the comparable 12 month period in 2011 from 2010. Our Operating expenses increased by 24% for the year ended December 31, 2011, to $1,490,014 from $1,203,034 for the 2010 year end. We had a net profit of $495,599 for the calendar year 2011 compared to $44,700 for the same period in 2010.
The profit was a reflection of the efforts to control our operating expenses, as well as move more profitable products from the research and development stage and early stage commercialization into market. We still will need increased sales to reach profitability and cover all of our operating cost.
General and administrative expenses increased 20% from $629,885 for calendar year 2010 to $758,120 for the calendar year 2011. Marketing expenses increased 41% from $246,109 to $347,002 in the year 2011 and our Research and Development expenses increased 24% from $304,262 to $376,727 in the year 2011. We expect our expenses to increase in the future as we expand our sales revenues and our operations.
Since we are in the initial phases of product sales for some new products, we are hopeful sales will increase and be able to cover somewhat increased operating cost.
Off Balance Sheet Arrangements.
We had no off balance sheet arrangements during the year ended December 31, 2011.
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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, which consists of our President /CEO and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected; however, our CEO and Principal Financial Officer believes our controls and procedures provide reasonable assurance as set forth above..
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this annual report.
Changes in internal control over financial reporting
There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND COPRORATE GOVERNANCE
The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Princeton:

Name	Age	Position	Director Since
Juhani Taskinen	55	CEO, Director	2005
David Brown	40	Director	2005
Trupti Mehta	53	Principal Financial Officer	2007
The term for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.
Princeton does not have a standing audit, nominating or compensation committee. The size of Princeton's board has not permitted the board of directors to divide up some of the corporate governance provisions. It is anticipated as our business expands, that board of director committees will be formed. At this time, however, the exact timing and the nature of such committees is unknown. We will form an audit and compensation committee. We currently have one independent director and will seek additional directors with financial and accounting knowledge to serve on these committees. At this time we do not know of any persons who will be nominated.
Biographical information
Set forth below is certain biographical information with respect to Princeton's existing officer and directors.
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
David Brown -- Mr. Brown joined us in March 2005 as an investor and in April 2005 became a member of our board of directors. Mr. Brown has been the President of Berkeley Nucleonics Corporation since 1993. Berkeley Nucleonics specializes in nuclear detection products and instruments for Federal agencies, such as the US Secret Service, FBI, and Department of Defense as well as to the Homeland Security market. Berkeley Nucleonics has grown steadily during Mr. Brown's presidency and has also expanded to the international market. Mr. Brown holds a BA in Entrepreneurial Management from San Francisco State University.
Trupti Mehta - Ms. Mehta joined the company in September 2007 and is our Principal Financial Officer. Prior to joining the Company she was the Finance Manager with Innovative Folding Cartons Co. Inc. Ms. Mehta holds a Bachelors Degree in Accounting from the University of Bombay, India.
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
Term of Office.
The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected. We believe our directors' business experience, particularly, the time spent in our industry qualifies them as directors of the Company.

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
Code of Ethics.
We are in the process of establishing a code of ethics and should have it in place during the third quarter of 2012.
Nominating Committee.
We have not established a Nominating Committee because we believe that our two Board of Directors members are able to effectively manage the issues normally considered by a Nominating Committee.
If we do establish a Nominating Committee, we will disclose this change to our procedures by which shareholders may recommend nominees to our board of directors.
Audit Committee.
We do not have an Audit Committee separate from our Board of Directors because of our present limited operations.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Princeton's Chief Executive Officer and each of the other executive officers that were serving as executive officers at December 31, 2011 (collectively referred to as the "Named Executives"). No other executive officer serving during 2011 received compensation greater than $100,000.
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Juhani Taskinen, CEO	2011	-	-	-	-	-	$203,000	$203,000
	2010	-	-	-	-	-	$168,000	$168,000
Trupti Mehta	2011	$103,000		$8,600				$111,600
______________
Juhani Taskinen's consulting company, Finn-Partners, Inc., received 203,000 in revenue from Princeton in 2011, $168,000 in 2010. We anticipate paying Mr. Taskinen similar compensation through Finn-Partners in upcoming periods as Mr. Taskinen continues to serve as our CEO.
Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Juhani Taskinen	30,000	-	-	$1.10	12/31/2012	-	-	-	-
David Brown	30,000	-	-	$1.10	12/31/2012	-	-	-	-
_______________
The directors received 30,000 stock options on December 31, 2007. All options are for a term of 5 years and have an exercise price of $1.10 per share. There are no limitations on exercise by the option holders. All options are non-assignable.

Outstanding Equity Awards.
See the heading "Compensation of Directors" below. Also, see the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5, above.
Board of Directors Compensation
Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2011.
No other compensation arrangements exist between Princeton and our Directors.
Directors Compensation for year 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juhani Taskinen	-	-	-	-	-	-	$203,000
David Brown		$21,000	-	$20,000	-	-	$41,000
_______________
The dollar amount of the option awards was determined using the Black-Scholes calculation relying on a current stock price of $1.10 per share and a discount rate of 4.35%.
Mr. Brown received $41,000 in compensation in 2011, via Third Letter Corporation, Mr. Brown is involved in the marketing and sales for the Homeland Security marketplace.
Finn Partners was paid a Bonus of $25,000 in 2011. David Brown was paid a bonus of $20,000 in 2011.
Changes in Control.
Princeton does not have any employment contracts with our executive officers. No other compensatory plan or arrangements exist between Princeton and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officer's employment with Princeton or from a change-in-control of the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of December 31, 2011, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Princeton to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of Princeton and all executive officers and directors of Princeton as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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
All percentages are calculated based upon a total number of 14,483,513 shares of common stock outstanding as of December 31, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders
Finn-Partners, Inc./Juhani Taskinen / family	5,676,000	39.18%
Third Letter Corporation (David Brown) San Rafael California	1,512,000	10.43%
Mikko Maijala /OY Chemec Espoo Finland	3,178,138	21.94%

Officers and Directors
Juhani Taskinen	5,676,000	39.18%
David Brown	1,512,000	10.43%
All directors and executive officers of the Company as a group (2 individuals)	7,188,000	49.63%
______________
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2011, and December 31, 2010

Fee category	2011	2010
Audit fees	$28,500	$21,000
Audit-related fees	$-	$-
Tax fees	$4,200	$4,000
All other fees	$-	$-
Total fees	$32,700	$25,000
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
PRINCETON SECURITY TECHNOLOGIES, INC.

Date: March 16, 2012	By	Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date: March 16, 2012	By
Trupti Mehta, Principal Financial
Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2012	By	David Brown
David Brown, Director

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$431,301	$39,567
Accounts receivable -net of allowance	203,430	225,827
Other receivables	6,921	1,030
Inventory	575,310	289,872
Prepaid expenses	36,375	58,729
Total Current Assets	1,253,337	615,025
Property, plant & equipment (net of accumulated depreciation of $1,406,279 and $1,398,115 respectively)	34,913	24,596
Total Assets	$1,288,250	$639,621

LIABILITIES
Accounts payable	$166,121	$178,074
Accrued expenses	66,944	48,526
Accrued related party expenses	-	36,000
Accrued vacation expenses	43,950	33,647
Credit line advances	-	23,684
Deferred revenue	425,631	159,450
Total Current Liabilities	702,646	479,381
Total Liabilities	702,646	479,381

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,483,513 and 14,043,513 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	14,483	14,043
Additional paid-in capital	2,035,735	1,961,575
Retained earnings	(1,464,614)	(1,815,378)
Total Stockholders' Equity	585,604	160,240
Total Liabilities and Stockholders' Equity	$1,288,250	$639,621
See notes to Audited Consolidated Financial Statements.

Princeton Security Technologies, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010
Revenues
Sales (net of returns)	$4,157,675	$2,565,512
Costs of goods sold	2,167,618	1,319,577
Gross Profit	1,990,057	1,245,935

Expenses
Depreciation and amortization	8,165	22,778
Selling and marketing	347,002	246,109
General and administrative	758,120	629,885
Research and development	376,727	304,262
Total Expenses	1,490,014	1,203,034

Profit from operations	500,043	42,901

Other income/(expenses)	(4,444)	(2,782)
Gain on extinguishment of Liabilities	4,581
Provision for income taxes	-	-

Net Profit	495,599	44,700

Net Profit per share of common stock	0.04	0.00

Weighted average number of common shares	14,144,238	13,771,332
See notes to Audited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011 and 2010

	2011	2010
Cash flow from operating activities
Net income/(loss)	$495,599	$44,700
Depreciation and amortization	8,165	22,778
Provision for inventory reserves	(17,526)
Provision for allowance on accounts receivable	(16,426)
Stock issued for services and compensation	74,600	23,000

Change in operating assets and liabilities
Accounts receivable	22,397	55,604
Other receivables	(5,891)	(430)
Inventory	(285,438)	(72,396)
Prepaid expenses	22,354	(25,837)
Accounts payable	(11,953)	(137,627)
Accrued expenses	28,720	43,545
Accrued Related Party Expenses	(36,000)	36,000
Deferred revenue	266,181	97,043
Cash flow provided by operating activities	578,734	52,428

Cash flow from investing activities
Purchase of property and equipment	(18,481)	(19,000)
Cash flow used in investing activities	(18,481)	(19,000)

Cash flow from financing activities
Lines of Credit	(23,684)	(15,194)
Dividend Paid	(144,835)	-
Cash flow provided by financing activities	(168,519)	(15,194)

Increase/(decrease) in cash position	391,734	18,234

Cash position at beginning of period	39,567	21,333

Cash position at end of period	$431,301	$39,567

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	-	-
Stock Issued for retirement of debt	-	6,000
Income taxes	-	-
See notes to Audited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
Consolidated Statement Of Stockholders ' Equity(Deficit)
For the Year ended December 31, 2011 and 2010
	Common Stock
	Shares	Amount	Additional Paid-in capital	Retained earnings (deficit)	Total stockholders' equity (deficit)
Balance at December 31,2008	11,781,375	$11,781	$1,406,959	$(1,439,255)	$(20,515)
Stock Issued for Services	344,000	344	91,906	-	92,250
Stock Issued for conversion of debt	1,578,138	1,578	434,050	-	435,628
Net Loss for the year	-	-	-	(420,823)	(420,823)

Balance at December 31, 2009	13,703,513	13,703	1,932,915	(1,860,078)	86,540
Stock Issued for Services	340,000	340	28,660	-	29,000
Net Income for the year	-	-	-	44,700	44,700

Balance at December 31, 2010	14,043,513	$14,043	$1,961,575	$(1,815,378)	$160,240

Stock Issued for Services	440,000	440	74,160		74,600
Dividend Paid				(144,835)	(144,835)
Net Income for the year				495,599	495,599
Balance at December 31, 2011	14,483,513	$14,483	$2,035,735	$(1,464,614)	$585,604
See notes to Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
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
Note 2 Summary of Significant Accounting Policies
This summary of significant accounting policies of Princeton Security Technologies, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates in the preparation of the financial statements
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") issued ASC Topic 825, Disclosure About Fair Value of Financial Instruments. ASC Topic 825 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.
Concentrations of Risk
At December 31, 2011 approximately 67% of the Accounts Receivable was from foreign customers. Amongst the domestic customers, the Company had one customer that accounted for 14% and another customer that accounted for 11% of the accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires advance payments from its customers.
Cash and Cash Equivalents

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FIANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at various financial institutions in New Jersey. Accounts at each institution are insured by the Federal Deposit Corporation up to $250,000. At December 31, 2011 the Company's uninsured cash balance was $78,894. The Company has not experienced any significant losses on cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Most of our Customers have agreements of Payment of a portion of the total Sale on acknowledgement of the Order. Our normal allowance for doubtful debts would be 1% of total receivables.
Inventory
The Company maintains an inventory comprised of raw materials used to make detectors and spectroscopy systems, radioisotope identifiers and chemical analyzers, work in process and finished goods, as well as service parts. Inventory is recorded at lower of cost or market and is reconciled annually at the close of each fiscal year. The Company periodically analyzes its inventory for potential impairment, assessing the appropriateness of turnover rates and recoverability of costs based on sales cycles and standard holding time for each item. Obsolete and slow moving inventory was written off during the year.
Property, Plant and Equipment
The Company capitalizes property, plant and equipment and depreciates the cost of these items over their useful lives. The useful lives run from 3 to 7 years. The cost is expensed equally over the useful life of each item.
Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided. Revenues are reflected net of coupon discounts.
Revenues received as advances on acknowledged sales orders are termed as Deferred Revenue.
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
Note 3 Recently Issued Accounting Pronouncements
The Company has reviewed the Accounting Standards Updates through 2011-2012 and have evaluated their effect on the Company's financial statements. Currently, no accounting standards updates materially affect the Company's financial reporting.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FIANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010Note 4 Inventory
Year-end inventory values:
	2011	2010
Raw Materials	$375,899	$269,484
Work in Progress	33,874	5,047
Finished Goods	165,537	23,815
Reserve for Obsolete Inventory	-	(8,474)
Total Inventory	$575,310	$289,872
No obsolete and slow moving inventory was written off as of December 31, 2011.
Note 5 Property, Plant & Equipment

As of December 31:

	2011	2010
Computers and Equipment	$1,365,362	$1,346,881
Leashold improvements	75,830	75,830
Total	1,441,192	1,422,711

Accumulated Depreciation	(1,406,279)	(1,398,115)
Total Property, Plant & Equipment	$34,913	$24,596
Depreciation and amortization expense for the years-ended December 31, 2011 and 2010 were $8,165 $22,778, respectively. No depreciation was allocated to cost of goods sold for either year-end.
Note 6 Accrued Related party expenses
There were no Accrued Related Party Expenses as of December 31, 2011. At December 31,2010 the Accrued Related Party Expenses were $36,000. The Chief Executive of the Company was paid a Bonus in the amount of $36,000 per the Minutes of the Meeting of the Board of Directors held on February 10, 2011.
Note 7 Line of Credit
The Company has no outstanding Notes Payable. The Company does have a standing Line of Credit worth $400,000, at an interest rate of Prime plus 1% floating with a floor rate of 6.75%, with The Bank of Princeton. The Line of Credit dated August 10, 2011 matures on August 10, 2012 is available as of March 13, 2012. The description of collateral is UCC lien on all Business Assets.
Note 8 Stockholder's Equity

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FIANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010
In 2010, the Company issued 340,000 shares of common stock out of which 60,000 were in payment of a debt and 280,000 were issued to its employees in accordance with an agreement between such employee and the Company.
In 2011, the Company issued 440,000 shares of common stock out of which 50,000 were in payment of a service and 390,000 were issued to employees.
The Company issued a dividend of $.01 per share in December 2011.
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
Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	386,000	$1.02	14,869,513
Total	386,000	$1.02
Note 9 Provision for Income Taxes
ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 44% combined marginal tax rate by the cumulative NOL of $1,235,280. The total valuation allowance is equal to the total deferred tax asset which includes various temporary differences.
The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2011 and 2010 were as follows:

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FIANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

	2011	2010
Cumulative NOL	$1,235,280	$1,702,758

Deferred Tax assets:
(35% Federal, 9% New Jersey)
Net operating loss carry forwards	543,523	749,214
Depreciation	15,454	23,804
Research and Development Credit	169,251	126,915
Warranty Reserve	11,831	21,184
Vacation Adjustment	19,338	14,805
Inventory Adjustment	22,313	24,051
Inventory Reserve	3,729	3,729
Valuation allowance	(785,439)	(963,702)
	$-	$-
The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 44% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Reconcilation of tax rate:
Tax Effect of Book Income (loss)
Federal (35%)	$173,460	$15,645
State (9%)	44,604	4,023

Utilization of NOLS Previously Charged off Against Valuation Allowance	(205,690)	(70,246)
Increase in Research Credits	(42,336)	(21,770)
Net Increase in Valuation Allowance due to
Increase in Separate Company NOLS
Research Credits and Other Items	27,428	68,533

Non-Deductible Meals and Entertainment and Other Items	2,534	3,815
Net Provision	$-	$-
The Company's net operating loss carry forwards of approximately $1,235,280 expire in various years through 2030.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FIANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010
In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company's financial statements.
Note 10 Commitments
The Company entered into a new 58 month lease agreement for office space on March 1, 2011, expiring March 31, 2015.
The Company is required to make minimum lease payments over the remaining terms of the leases as follows:

2012	$294,791
2013	320,769
2014	346,747
2015	372,725
Total	$1,335,032
Note 11 Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no other events that require disclosure.