Form 10-K/A
period 2011-12-31
Princeton Security Technologies, Inc.
filed 2012-03-20
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Princeton Security Technologies, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 19, 2012 (the “Original Filing”). This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K or financial statements.  The purpose of the amendment was to add the audit opinion which was inadvertently dropped out of the report during the edgarization process.

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: March 20, 2012	By	Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date: March 20, 2012	By	Trupti Mehta
Trupti Mehta, Principal Financial
Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2012	By	David Brown
David Brown, Director

PRINCETON SECURITY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$431,301	$39,567
Accounts receivable -net of allowance	203,430	225,827
Other receivables	6,921	1,030
Inventory	575,310	289,872
Prepaid expenses	36,375	58,729
Total Current Assets	1,253,337	615,025
Property, plant & equipment (net of accumulated depreciation of $1,406,279 and $1,398,115 respectively)	34,913	24,596
Total Assets	$1,288,250	$639,621

LIABILITIES
Accounts payable	$166,121	$178,074
Accrued expenses	66,944	48,526
Accrued related party expenses	-	36,000
Accrued vacation expenses	43,950	33,647
Credit line advances	-	23,684
Deferred revenue	425,631	159,450
Total Current Liabilities	702,646	479,381
Total Liabilities	702,646	479,381

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,483,513 and 14,043,513 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	14,483	14,043
Additional paid-in capital	2,035,735	1,961,575
Retained earnings	(1,464,614)	(1,815,378)
Total Stockholders' Equity	585,604	160,240
Total Liabilities and Stockholders' Equity	$1,288,250	$639,621
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