Form 10-K/A
period 2011-12-31
Princeton Security Technologies, Inc.
filed 2012-03-23
CIK 1391614

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

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Princeton Security Technologies, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 19, 2012 (the “Original Filing”). This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K or financial statements.  The purpose of the amendment was to add the audit opinion which was placed in an exhibit instead of the body of the 10-K.

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

PRINCETON SECURITY TECHNOLOGIES, INC.

Date: March 23, 2012	By	Juhani Taskinen
Juhani Taskinen, CEO, President and
Chairman of the
Board of Directors

Date: March 23, 2012	By	Trupti Mehta
Trupti Mehta, Principal Financial
Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	By	David Brown
David Brown, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Princeton Security Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Princeton Security Technologies, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Princeton Security Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 14, 2012

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