Form 10-Q
period 2012-03-31
Princeton Security Technologies, Inc.
filed 2012-05-14
CIK 1391614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
14,483,513 shares of $0.001 par value common stock on May 7, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Princeton Security Technologies, Inc.
Consolidated FINANCIAL STATEMENTS
March 31,2012

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

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$107,704	$431,301
Accounts receivable -net of allowance, if any	409,434	203,430
Other receivables	-	6,921
Inventory	694,218	575,310
Prepaid expenses	179,777	36,375

Total Current Assets	1,391,133	1,253,337

Property, plant & equipment (net of accumulated depreciation of $1,408,948 and $1,406,279 respectively)	48,039	34,913

Total Assets	$1,439,172	$1,288,250

LIABILITIES

Accounts payable	$172,105	$166,121
Accrued expenses	246,122	66,944
Accrued vacation expenses	52,476	43,950
Deferred revenue	133,474	425,631

Total Current Liabilities	604,177	702,646

Total Liabilities	604,177	702,646

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $.001 par value, 90,000,000 shares authorized; 14,483,513 shares issued
and outstanding as of March 31, 2012 and December 31, 2011	14,483	14,483
Additional paid-in capital	2,035,735	2,035,735
Retained earnings	(1,215,223)	(1,464,614)

Total Stockholders’ Equity	834,995	585,604

Total Liabilities and Stockholders’ Equity	$1,439,172	$1,288,250

See notes to Unaudited Consolidated Financial Statements.

Princeton Security Technologies, Inc
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ending March 31
	2012	2011
Revenues
Sales (net of returns)	$1,515,496	$870,521
Costs of goods sold	660,374	411,278
Gross Profit	855,122	459,243

Expenses
Depreciation and amortization	-	3,661
Selling and marketing	127,861	55,720
General and administrative	336,988	157,058
Research and development	140,882	61,911
Total Expenses	605,731	278,350

Profit from operations	249,391	180,893

Other income/(expenses)	-	(460)
Provision for income taxes	-	-

Net Profit	$249,391	$180,433

Net Profit per share of common stock	$0.02	$0.01

Weighted average number of common shares	14,483,513	14,055,513

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ending March 31

	2012	2011
Cash flow from operating activities
Net income/(loss)	$249,391	$180,433
Depreciation and amortization	2,669	3,661
Stock issued for services and compensation	-	26,400
Change in operating assets and liabilities
Accounts receivable	(206,004)	88,158
Other receivables	6,921	(84,678)
Inventory	(118,908)	(39,527)
Prepaid expenses	(143,402)	33,833
Accounts payable	5,984	15,720
Accrued expenses	187,704	(17,101)
Deferred revenue	(292,157)	(82,395)
Cash flow provided by operating activities	(307,802)	124,504

Cash flow from investing activities
Purchase of property and equipment	(15,795)	-

Cash flow used in investing activities	(15,795)	-

Cash flow from financing activities
Lines of Credit	-	(7,159)
Dividend Paid	-	-
Cash flow provided by financing activities	-	(7,159)

Increase/(decrease) in cash position	(323,597)	117,345

Cash position at beginning of period	431,301	39,567

Cash position at end of period	$107,704	$156,912

See notes to Unaudited Consolidated Financial Statements.

PRINCETON SECURITY TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ending March 31, 2012 and 2011

Note 1                      Organization

Princeton Security Technologies, Inc. (the Company) was incorporated on September 8, 2006 in the State of Nevada. The Company has one wholly-owned operating subsidiary, Princeton Gamma-Tech Instruments, Inc. (PGTI). PGTI was incorporated on February 16, 2005 in the State of New Jersey. On February 19, 2005, PGTI purchased the assets of PGTI.  This acquisition included the assets, liabilities, operations, clients and intellectual property of PGTI, including its wholly owned subsidiary in the United Kingdom, Princeton Gamma-Tech (UK) Limited.  On December 28, 2006, Princeton Gamma-Tech (UK) Limited was sold.

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

Note 3   Summary of Significant Accounting Policies

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

Accounts Receivable and Allowance for Doubtful Accounts
We have agreements with most of our customers requiring payment of a portion of the purchase price at the time the order is acknowledged by the Company.

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

At the present time there is no projected taxable provision as the existing carried over losses will continue to offset taxable income and any remaining deferred tax will be offset by the valuation allowance.

Note 4   Recently Issued Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates through 2011-12 and has evaluated their effect on the Company’s financial statements. Currently, no accounting standards updates materially affect the Company’s financial reporting.

Note 5   Line of Credit

The Company has an available Credit Line facility in place with the Bank of Princeton for up to $400,000.

Note 6                      Subsequent Events

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

Products

Through the purchase of the detector business, Princeton acquired X-ray and Gamma-ray Detectors and Spectroscopy systems, and Radioisotope Identifier products.  More importantly, we also acquired the management and scientific teams responsible for the development of these technologies.  Currently we produce both individual detection units as well as component parts for larger units manufactured and sold by other companies.

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

We previously introduced a Fixed Installation unit, called Area Monitor, to our product offering. That product is being offered and used in building security applications, hospitals, industrial applications and generally in security applications where an identified area or facility needs to be secured. A new application is vehicle and cargo Portal monitoring for security purposes. Area Monitors can also be used to detect the Radioactive Isotopes coming from Nuclear Power plants as well as measuring the Radiation level in the food items e.g. water, milk, vegetables, fish, beef etc.

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
These products address the research and industrial analysis need in the Microanalysis or XRF market. The Microanalysis Market is the branch of industry and scientific research that requires the non-destructive analysis of materials on a sub-millimeter dimensional scale.  The non-destructive testing of materials by X-ray analysis utilizes a range of detector products from small hand-held units to large systems installed on a Synchrotron and used for the fundamental research of materials.  Princeton supplies both detector components as an OEM supplier and also complete X-ray spectrometer systems.  Applications include quality control (e.g., for Silicon wafer fabrication), fundamental material research (e.g., on a synchrotron), and industrial control and monitoring, (e.g., engine wear analysis). A typical application is analyzing various metals for quality or research purposes. The Company’s core competence is high-end Silicon Drift Detectors and other custom design x-ray detectors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended March 31, 2012.

The Company’s accounting policies are more fully described in Note 3 of the consolidated financial statements.  As discussed in Note 3, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. For example, at March 31, 2012, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $4,094. Since we do not have any such situation, no allowance is provided.

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

Our Business Growth

For the quarter ended March 31, 2012 our sales increased approximately 74% to $1,515,496 from $870,521 for the same period last year. Our gross profit for the quarter ended March 31, 2012,  increased to $855,122 compared to $459,243 for the same period in 2011. This represents an approximately 86% increase in Gross Profit compared to the corresponding period ending March 31, 2011. This represents a 3.68% increase in gross profit margin. Our Radioactive Isotope Identifier Products had the biggest sales volume of all product categories with sales of $837,560, totaling about 55 % of the total sales for the quarter ending March 31, 2012; compared to $606,326 for the quarter ending March 31,2011. X-ray Detectors were the second biggest product category with the sales of $410,042 or 27% of total sales for the quarter ending March 31, 2012; compared to $126,631 for the same period ending March 31, 2011. Nuclear Detectors had the sales of $267,894, which represented 18% of sales in the quarter ending March 31, 2012; compared to $102,268 for the same period ending March 31, 2011.  All product categories had strong sales and the largest growth in the quarter ended March 31, 2012, came from Radioactive Isotope Identifier Products, due to purchases by our OEM customers as well as new customers. The growth was $231,247 or 38% compared to the same quarter in 2011. X-Ray Detectors had a growth $248,112 or 153% compared to the same quarter in 2011.

We anticipate the largest future growth will continue to come from Radioactive Isotope Identifier products due to the continued demand coming from increased awareness of nuclear threats as well as from nuclear detectors due to increased demand on the nuclear power market. We also anticipate an increase in our sales in the future as a result of an improved OEM sales network.

Results of Operations

For the quarter ending March 31, 2012, our total sales increased to $1,515,496 from $870,521 at March 31,2011 which was an increase of  $644,975 or 74% with gross profit  increasing to $855,122 from $459,243 at March 31,2011 which was  an increase of  $395,879 or 86% and a3.68% increase in gross profit margin. Operating expenses increased to $605,731 from $278,350 at March 31, 2011 or 118% and net profit increased to $249,391 from $180,433 at March 31,2011 which was an increase of $ 68,958 or 38% compared to the corresponding period of the prior year. Our net profit represented 16.4% of the total sales for the Quarter ending March 31, 2012.

We have a concentration of customers. A total of 56% of sales in the quarter ending March 31, 2012 were made to three customers with sales to one customer accounting for 34% of total sales. A member of our Board of Directors manages this company.

Seasonality and Cyclicality

In our business, we have traditionally experienced lower sales volume during the first two quarters of the fiscal year.  We believe this trend may continue in the future.

Liquidity and Capital Resources
Historically, we have financed our working capital requirements through internally generated funds and sales of equity and debt securities, until recently when we added a credit line bank facility. Since inception through March 31, 2012, we raised approximately $2 million from the sale of equity securities.

At March 31, 2012, we had $786,956 in working capital compared to $550,691 at March 31, 2011 which was an increase of $236,265.  Our current assets consist of $107,704 in cash, $409,434 in accounts receivable, $694,218 in inventory and $179,777 in prepaid expenses. Our accounts payable were $172,105 and our Total Current Liabilities were $604,177 at March 31, 2012.

We anticipate profits to continue for the year because of an estimated higher sales volume, due to existing order backlog for the next quarter.  However, it is our goal to increase R&D expenses for the new products, which may require additional capital. We recorded an accrued expense of $100,000 for March 31,2012 relating to a consulting services we anticipate to incur in in April 2012. In the future, we may issue additional debt or equity securities to satisfy our cash needs.  Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent.  Any sales of equity securities may be at or below existing market prices.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2012.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance; however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including risk factors set forth in Section 1A of our 2011 annual report on Form 10-K and the following: changes in Company-wide strategies, which  may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that ha materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2012. During the 2011 fiscal year, we issued 390,000 shares of common stock to 8 employees and directors in consideration for services rendered and we issued 50,000 shares of common stock to 2 persons for services. The shares were issued directly to the employees, directors rand service providers and no underwriter was involved in any of the foregoing transactions.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchasers acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock.

Purchases of Equity Securities

During the three months ended March 31, 2012, the Company and its affiliated purchasers did not purchase any equity securities of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures.

ITEM 5. Other Information

None

ITEM 6.  Exhibits

(a) Exhibits. The following documents are included as exhibits to this report:

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
31.1	31	Certification of Chief Executive Officer Pursuant to Section 302	This Filing
31.2	31	Certification of Principal Financial Officer Pursuant to Section 302	This Filing
32.1	32	Certification of Chief Executive Officer Pursuant to Section 906	This Filing
32.2	32	Certification of Principal Financial Officer Pursuant to Section 906	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to Exhibits 2.1 and 2.2 of the Company's registration statement on Form SB-2 filed with the Commission on March 22, 2007, SEC file no. 333-141482

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Security Technologies
(Registrant)

Date: May 12, 2012	By:	/s/ Juhani Taskinen
CEO and Principal Executive Officer

	By:	/s/ Trupti Mehta
Juhani Taskinen, CEO and
Principal Financial Officer